Form 10-Q
period 1999-06-30
RBF FINANCE CO
filed 1999-08-12
CIK 1084287

=======================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 333-79363

                           RBF FINANCE CO.
        (Exact name of registrant as specified in its charter)

              Delaware                             76-0599699
  (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)            Identification No.)

               901 Threadneedle, Houston, Texas  77079
          (Address of principal executive offices)(Zip Code)


                            (281) 496-5000
        (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes_X_            No___


======================================================================



            Forward-Looking Statements and Assumptions

     This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                           RBF Finance Co.

      The financial statements for the three months ended June 30, 1999 and for the period from inception (March 19,1999) to June 30, 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for such periods included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three months ended June 30, 1999 and for the period from inception (March 19,1999) to June 30, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1999 and for the period from inception (March 19, 1999) to March 31, 1999 which are included in the Company's Form S-4 (registration no. 333-79363) as filed with the Securities and Exchange Commission on May 26, 1999.



                          RBF FINANCE CO.

                           BALANCE SHEET
                          (in thousands)
                            (unaudited)

                                                         AS OF
                                                     JUNE 30, 1999
                                                     -------------
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                          $   1,212
   Interest and commitment fee receivable                22,491
                                                      ---------
    Total current assets                                 23,703
                                                      ---------
 LOANS TO R&B FALCON CORPORATION                        800,000
                                                      ---------
 TOTAL ASSETS                                         $ 823,703
                                                      =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accrued interest expense                           $  23,618
   Accrued income taxes                                      30
                                                      ---------
    Total current liabilities                            23,648
                                                      ---------
 LONG-TERM OBLIGATIONS                                  800,000
                                                      ---------
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value                               -
   Capital in excess of par value                             1
   Retained earnings                                         54
                                                      ---------

     Total stockholders' equity                              55
                                                      ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 823,703
                                                      =========

The accompanying notes are an integral part of the financial statements.


                            RBF FINANCE CO.

                        STATEMENT OF OPERATIONS
                             (in thousands)
                              (unaudited)


                                        FOR THE          FOR THE PERIOD
                                         THREE           FROM INCEPTION
                                      MONTHS ENDED    (MARCH 19, 1999) TO
                                      JUNE 30, 1999      JUNE 30, 1999
                                      -------------   -------------------
REVENUES:
 Interest income                        $ 20,935            $ 21,956
 Commitment fee                            1,451               1,746
                                        --------            --------
            Total revenues                22,386              23,702

EXPENSES:
 Interest expense                         22,392              23,618
                                        --------            --------
INCOME (LOSS) BEFORE INCOME TAXES             (6)                 84

INCOME TAX EXPENSE (BENEFIT)                  (2)                 30
                                        --------            --------

NET INCOME (LOSS)                       $     (4)           $     54
                                        ========            ========

The accompanying notes are an integral part of the financial statements.


                           RBF FINANCE CO.

                       STATEMENT OF CASH FLOWS
                            (in thousands)
                              (unaudited)

                                                     FOR THE PERIOD
                                                     FROM INCEPTION
                                                  (MARCH 19, 1999) TO
                                                     JUNE 30, 1999
                                                  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $       54
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest income and commitment fee          (22,491)
      Accrued interest expense                             23,618
      Accrued income taxes                                     30
                                                       ----------
         Net cash provided by operating activities          1,211
                                                       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to R&B Falcon Corporation                        (800,000)
                                                       ----------
        Net cash used in investing activities            (800,000)
                                                       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations                     800,000
  Issuance of common stock                                      1
                                                       ----------
       Net cash provided by financing activities          800,001
                                                       ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                -
                                                       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    1,212
                                                       ==========

The accompanying notes are an integral part of the financial statements.


                        RBF FINANCE CO.

                 NOTES TO FINANCIAL STATEMENTS
                          (unaudited)


A)   BUSINESS, INDUSTRY CONDITIONS AND LIQUIDITY

          RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management and shareholders of R&B Falcon. On March 26, 1999, the Company issued two series of senior secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009.

          All  of  the Company's future cash flows and  long-term
     obligations are guaranteed by R&B Falcon. The following is a
     description   of   R&B  Falcon's  industry  conditions   and
     liquidity.

          Industry Conditions

          Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and related services will increase. The financial condition and results of operations of R&B Falcon and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which created significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

          Liquidity

          During the first six months of 1999, R&B Falcon received net proceeds of approximately $1.3 billion from the issuance of senior notes and preferred stock. R&B Falcon used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. As of June 30, 1999, R&B Falcon had $681.3 million of cash, cash equivalents and short-term investments.

          R&B Falcon is currently in the process of completing two project financings. One financing in the amount of approximately $270.0 million is in the form of a synthetic lease that would be collateralized by the drillship Deepwater Frontier, drilling contract revenues from such drillship and a $50.0 million letter of credit. Proceeds of such financing would be used in part to repay advances made to the joint venture which operates the Deepwater Frontier, which is owned 60% by R&B Falcon and 40% by Conoco. The second financing in the amount of approximately $250.0 million is a project financing that would be collateralized by the semisubmersible Deepwater Nautilus (formerly RBS8M), as well as the drilling contract revenues from such rig. R&B Falcon is also considering certain asset sales, including the Seillean, Iolair and domestic boat business.

          R&B Falcon is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 1999 to total approximately $475.0 million.

          R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, expected proceeds from the two project financings and potential asset sales will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances from the various sources mentioned above, it will most likely use a portion of the excess to retire debt obligations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management and shareholders of R&B Falcon. On March 26, 1999, the Company issued two series of senior secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009.

Industry Conditions

      All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. The following is a description of R&B Falcon's industry conditions. Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and related services will increase. The financial condition and results of operations of R&B Falcon and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which created significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

Results of Operations

     As the Company was organized on March 19, 1999 (see General above), there are no comparable periods for the previous year. The Company's results of operations for the three months ended June 30, 1999 and for the period from inception (March 19, 1999) to June 30, 1999 consists of interest and commitment fee revenues from the loans to R&B Falcon Corporation offset by interest expense on the Senior Secured Notes.

Liquidity And Capital Resources

     Cash Flows

     Net cash provided by operating activities was $1.2 million for the period from inception (March 19, 1999) to June 30, 1999 and was the result of changes in the components of working capital.

     Net cash used in investing activities was $800.0 million for the period from inception (March 19, 1999) to June 30, 1999 and was the result of loans to R&B Falcon.

     Net cash provided by financing activities was $800.0 million for the period from inception (March 19, 1999) to June 30, 1999 and was the result of proceeds from the issuance of debt obligations.

     Liquidity

     All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. The following is a description of R&B Falcon's liquidity. During the first six months of 1999, R&B Falcon received net proceeds of approximately $1.3 billion from the issuance of senior notes and preferred stock. R&B Falcon used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. As of June 30, 1999, R&B Falcon had $681.3 million of cash, cash equivalents and short-term investments.

     R&B Falcon is currently in the process of completing two project financings. One financing in the amount of approximately $270.0 million is in the form of a synthetic lease that would be collateralized by the drillship Deepwater Frontier, drilling contract revenues from such drillship and a $50.0 million letter of credit. Proceeds of such financing would be used in part to repay advances made to the joint venture which operates the Deepwater Frontier, which is owned 60% by R&B Falcon and 40% by Conoco. The second financing in the amount of approximately $250.0 million is a project financing that would be collateralized by the semisubmersible Deepwater Nautilus (formerly RBS8M), as well as the drilling contract revenues from such rig. R&B Falcon is also considering certain asset sales, including the Seillean, Iolair and domestic boat business.

     R&B Falcon is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 1999 to total approximately $475.0 million.

     R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, expected proceeds from the two project financings and potential asset sales will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances from the various sources mentioned above, it will most likely use a portion of the excess to retire debt obligations.

Year 2000

     The Company is dependent upon R&B Falcon for its Year 2000 ("Y2K") compliance and the following is a description of R&B Falcon's Y2K compliance efforts. R&B Falcon has focused its Y2K compliance efforts in three areas: information technology systems, embedded technology systems and systems used by third parties with which R&B Falcon has a substantial relationship. R&B Falcon has substantially completed its investigation and evaluation of these systems and is currently in the process of correcting the identified problems.

     Information Technology Systems. The testing and validation phase for information technology systems includes testing of each individual information technology system that could be affected. Through the information technology systems investigation, R&B Falcon determined that the accounting software utilized by Cliffs Drilling (a wholly-owned subsidiary of R&B Falcon) required substantial modification or replacement. The domestic accounting software was replaced with Y2K compliant software during the fourth quarter of 1998 at a total cost of approximately $2.3 million, the majority of which was capitalized. Software replacements in Cliffs Drilling's foreign offices will be completed during 1999 at a total cost of approximately $.5 million. R&B Falcon additionally determined that certain of its remaining accounting software and systems were not Y2K compliant. R&B Falcon personnel have completed the majority of these modifications and the remaining non-compliant software will be undergoing a previously planned upgrade in August 1999.

     Embedded Technology Systems. Embedded technology systems primarily relate to the technology on board R&B Falcon's drilling units. The testing and validation phase for the embedded technology systems includes testing each high and medium priority system, which consists primarily of all systems located on drilling units included in the Deepwater and Shallow Water Divisions. For systems on board the Inland Water units, confirmation of Y2K compliance has been received from the manufacturers of these systems.

     To facilitate the embedded technology systems investigation, R&B Falcon hired an additional employee whose primary responsibility is the evaluation of these technology systems. This evaluation was completed in the second quarter of 1999. The equipment evaluated did not demonstrate any equipment failures or other significant Y2K compliance issues. Based on these evaluations, R&B Falcon estimates that the total cost to replace or upgrade non-compliant embedded technology systems will be less than $.5 million.

     Third Party Systems. R&B Falcon is contacting third parties with which it has substantial relationships to determine what actions may be needed to mitigate its risks relating to the effects third party technology failures may have on R&B Falcon. R&B Falcon sent out requests for information to all of its electrical and electronic contractors in August 1998 and has received information from 85% of them regarding their Y2K efforts. Questionnaires were sent in the first quarter of 1999 to all of R&B Falcon's suppliers and third party vendors. Based on the responses received thus far, it is evident that our contractors and suppliers are placing a priority on achieving Y2K compliance. In the event R&B Falcon's major suppliers or customers do not successfully and timely achieve Y2K compliance, R&B Falcon's operations could be adversely affected.

     Contingency Plans. R&B Falcon is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with its Y2K issues and their potential consequences. R&B Falcon has accepted the position that there will be some finite levels of risk that some systems will not fully function after Y2K. A risk-based approach has identified those items where absolute compliance is not guaranteed by the vendor or supplier, and contingency plans are being developed to deal with any safety related possibilities. These contingency plans were completed in the second quarter of 1999.

     In addition to the safety related contingency plans directly related to uncertainties with equipment, R&B Falcon maintains plans for all critical safety equipment as part of its normal business. These critical safety plans are currently being modified to fit the Y2K criteria. These modifications primarily include: having personnel standing by at critical equipment stations before the specified time changes, having no crane lifts in operation and having all drilling units in a non-drilling mode. Failure of this type of equipment, whether related to normal operational risk or Y2K problems, must be managed with contingency planning. For this reason, additional risk due to the Y2K issue does not measurably affect the risk to personnel or equipment beyond the normal failure due to other causes.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to changes in interest rates with respect to its debt obligations. The Company's debt obligations as of June 30, 1999 consist of $400.0 million at a fixed rate of 11% due March 2006 and $400.0 million at a fixed rate of 11.375% due March 2009. The estimated fair value of both debt obligations at June 30, 1999 was $822.0 million.


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b)  Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the three months ended June 30, 1999.


                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             RBF FINANCE CO.



Date:  August 12, 1999                By   /s/T. W. Nagle
                                         -----------------------
                                         T. W. Nagle
                                         Vice President
                                         (Principal Financial
                                          Officer)