Form 10-Q
period 1999-09-30
RBF FINANCE CO
filed 1999-11-12
CIK 1084287

============================================================================


                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___



===========================================================================

            Forward-Looking Statements and Assumptions

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

     This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of R&B Falcon's offshore units, general market conditions prevailing in the marine drilling industry (including daily rates and utilization) and various other trends affecting the marine drilling industry, including world oil and gas prices, the exploration and development programs of R&B Falcon's customers, the actions of R&B Falcon's competitors and economic conditions generally.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                           RBF Finance Co.

     The financial statements for the three months ended September 30, 1999 and for the period from inception (March 19,1999) to September 30, 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for such periods included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three months ended September 30, 1999 and for the period from inception (March 19,1999) to September 30, 1999 are not necessarily indicative of results of operations which will be realized for the period from inception (March 19, 1999) to December 31, 1999. The financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1999 and for the period from inception (March 19, 1999) to March 31, 1999 which are included in the Company's Form S-4 (registration no. 333-79363) as filed with the Securities and Exchange Commission on May 26, 1999.


                          RBF FINANCE CO.

                           BALANCE SHEET
                          (in thousands)
                            (unaudited)

                                                       AS OF
                                                   SEPTEMBER 30,
                                                       1999
                                                   -------------
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                         $       1
   Interest receivable                                   3,736
                                                     ---------
    Total current assets                                 3,737

 RECEIVABLE FROM R&B FALCON CORPORATION                    450

 LOANS TO R&B FALCON CORPORATION                       800,000
                                                     ---------
 TOTAL ASSETS                                        $ 804,187
                                                     =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Accrued interest expense                          $   3,972
   Accrued income taxes                                     76
                                                     ---------
    Total current liabilities                            4,048
                                                     ---------
 LONG-TERM OBLIGATIONS                                 800,000
                                                     ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                               -
  Capital in excess of par value                             1
  Retained earnings                                        138
                                                     ---------

     Total stockholders' equity                            139
                                                     ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 804,187
                                                     =========

The accompanying notes are an integral part of the financial statements.


                            RBF FINANCE CO.

                        STATEMENT OF OPERATIONS
                             (in thousands)
                              (unaudited)


                                       FOR THE            FOR THE PERIOD
                                        THREE             FROM INCEPTION
                                     MONTHS ENDED       (MARCH 19, 1999) TO
                                 SEPTEMBER  30, 1999    SEPTEMBER  30, 1999
                                 -------------------    -------------------
REVENUES:
 Interest income                      $  22,534              $  44,490
 Commitment fee                               -                  1,746
                                      ---------              ---------
     Total revenues                      22,534                 46,236
                                      ---------              ---------
EXPENSES:
 Interest expense                        22,375                 45,993
 Other expense                               29                     29
                                      ---------              ---------
     Total expenses                      22,404                 46,022
                                      ---------              ---------
INCOME BEFORE INCOME TAX EXPENSE            130                    214

INCOME TAX EXPENSE                           46                     76
                                      ---------              ---------
NET INCOME                            $      84              $     138
                                      =========              =========

The accompanying notes are an integral part of the financial statements.


                           RBF FINANCE CO.

                       STATEMENT OF CASH FLOWS
                            (in thousands)
                              (unaudited)

                                                     FOR THE PERIOD
                                                     FROM INCEPTION
                                                  (MARCH 19, 1999) TO
                                                   SEPTEMBER 30, 1999
                                                   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $     138
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Changes in assets and liabilities:
       Accrued interest income                            (3,736)
       Receivable from R&B Falcon Corporation               (450)
       Accrued interest expense                            3,972
       Accrued income taxes                                   76
                                                       ---------
         Net cash provided by operating activities             -
                                                       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to R&B Falcon Corporation                      (800,000)
                                                       ---------
         Net cash used in investing activities          (800,000)
                                                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term obligations                   800,000
   Issuance of common stock                                    1
                                                       ---------
         Net cash provided by financing activities       800,001
                                                       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               -
                                                       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $       1
                                                       =========

The accompanying notes are an intregral part of the financial statements.


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

          Industry Conditions

          Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 and through the first quarter of 1999. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and related services will increase. The financial condition and results of operations of R&B Falcon and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

          Liquidity

          During the first nine months of 1999, R&B Falcon received net proceeds of approximately $1.5 billion from the issuance of senior notes, preferred stock and the project financing for the construction of the Deepwater Nautilus. R&B Falcon used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. In addition, in September 1999, the limited liability company which operates the Deepwater Frontier, which is owned 60% by R&B Falcon and 40% by Conoco, completed a $270.0 million project financing. As a result of such financing, R&B Falcon received $123.3 million for the repayment of advances made to the limited liability company. Also, R&B Falcon is considering certain asset sales, including the Seillean and Iolair. As of September 30, 1999, R&B Falcon had $862.8 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects.

          R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 1999 and 2000 to total approximately $663.0 million.

          R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand and potential asset sales will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances, it will most likely use a portion of the excess to retire debt obligations.

B)   LOANS TO R&B FALCON

          On March 26, 1999, the Company entered into ten Senior Secured Loan Agreements with R&B Falcon each of which is secured by one of R&B Falcon's drilling rigs or the construction contract to build a drilling rig (the "Loans to R&B Falcon"). Interest on the Loans to R&B Falcon is receivable semiannually on March 15 and September 15. Each loan is equally divided into a 7-year tranche and a 10-year tranche. The 7-year tranche of the loans bear interest on the unpaid principal amount thereof from the date funded through maturity at a rate equal to 11% per annum plus 2 basis points per annum. The 10-year tranche of the loans bear interest on the unpaid principal amount thereof from the date funded through maturity at a rate equal to 11.375% per annum plus 2 basis points per annum. In addition, the Company charged R&B Falcon a commitment fee of 7% per annum from March 26, 1999 to the date the loans were funded. The loan agreements contained conditions that were to be met by R&B Falcon before the loans were to be funded. As of September 30, 1999, R&B Falcon had met the conditions on all of the ten loans.

        Loans to R&B Falcon at September 30, 1999 consisted of the following (in thousands):

                          7-year   10-year    Total   Collateral
                        --------- --------- --------- ----------
     Loan to R&B Falcon $ 112,800 $ 112,800 $ 225,600 Peregrine VII
     Loan to R&B Falcon   104,950   104,950   209,900 Deepwater Millennium
     Loan to R&B Falcon    83,000    83,000   166,000 Deepwater Expedition
     Loan to R&B Falcon    52,650    52,650   105,300 Falcon 100
     Loan to R&B Falcon    14,250    14,250    28,500 Peregrine II
     Loan to R&B Falcon    11,000    11,000    22,000 Deepwater Discovery
     Loan to R&B Falcon     8,000     8,000    16,000 Peregrine I
     Loan to R&B Falcon     5,950     5,950    11,900 W.D. Kent
     Loan to R&B Falcon     5,400     5,400    10,800 FALRIG 82
     Loan to R&B Falcon     2,000     2,000     4,000 Harvey H. Ward
                        --------- --------- ---------
     Total              $ 400,000 $ 400,000 $ 800,000
                        ========= ========= =========

C)   LONG-TERM OBLIGATIONS

          Long-term obligations at September 30, 1999 consisted of the following (in thousands):

        11%  Senior  Secured  Notes  due  March  2006    $ 400,000
        11.375% Senior Secured Notes due March 2009        400,000
                                                         ---------
        Long-term obligations                            $ 800,000
                                                         =========

          In March 1999, the Company issued the Senior Secured Notes. As a result, the Company received proceeds of approximately $800.0 million. The Senior Secured Notes are secured by the Loans to R&B Falcon. R&B Falcon also guaranteed the payment of the Senior Secured Notes by the Company. Interest is payable semiannually on March 15 and September 15 on the Senior Secured Notes. R&B Falcon paid expenses related to the offering. The Company used the proceeds to loan $800.0 million to R&B Falcon. The Senior Secured Notes have covenants, related to R&B Falcon, which limit or prohibit R&B Falcon's ability to incur additional indebtedness, create liens and sell assets.

          As of September 30, 1999, the Company estimates the fair value of its debt obligations to be $839.0 million.


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

Industry Conditions

      All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. The following is a description of R&B Falcon's industry conditions. Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 and through the first quarter of 1999. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and related services will increase. The financial condition and results of operations of R&B Falcon and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

Results of Operations

     As the Company was organized on March 19, 1999 (see General above), there are no comparable periods for the previous year. The Company's results of operations for the three months ended September
30, 1999 and for the period from inception (March 19, 1999) to September 30, 1999 consists of interest and commitment fee revenues from the loans to R&B Falcon offset by interest expense on the Senior Secured Notes.

Liquidity And Capital Resources

     Cash Flows

     Net cash used in investing activities was $800.0 million for the period from inception (March 19, 1999) to September 30, 1999 and was the result of loans to R&B Falcon.

     Net cash provided by financing activities was $800.0 million for the period from inception (March 19, 1999) to September 30, 1999 and was the result of proceeds from the issuance of debt obligations.

     Liquidity

     During the first nine months of 1999, R&B Falcon received net proceeds of approximately $1.5 billion from the issuance of senior notes, preferred stock and the project financing for the construction of the Deepwater Nautilus. R&B Falcon used the proceeds to repay existing indebtedness of approximately $556.0 million and the remainder will be used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. In addition, in September 1999, the limited liability company which operates the Deepwater Frontier, which is owned 60% by R&B Falcon and 40% by Conoco, completed a $270.0 million project financing. As a result of such financing, R&B Falcon received $123.3 million for the repayment of advances made to the limited liability company. Also, R&B Falcon is considering certain asset sales, including the Seillean and Iolair. As of September 30, 1999, R&B Falcon had $862.8 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects.

     R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 1999 and 2000 to total approximately $663.0 million.

     R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand and potential asset sales will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances, it will most likely use a portion of the excess to retire debt obligations.

Year 2000

     The Company is dependent upon R&B Falcon for its Year 2000 ("Y2K") compliance and the following is a description of R&B Falcon's Y2K compliance efforts. R&B Falcon has focused its Y2K compliance efforts in three areas: information technology systems, embedded technology systems and systems used by third parties with which R&B Falcon has a substantial relationship. R&B Falcon has completed its investigation and evaluation of these systems and has substantially completed the process of correcting the identified problems.

     Information Technology Systems. The testing and validation phase for information technology systems includes testing of each individual information technology system that could be affected. Through the information technology systems investigation, R&B Falcon determined that the accounting software utilized by Cliffs Drilling (a wholly-owned subsidiary of R&B Falcon) required substantial modification or replacement. The domestic accounting software was replaced with Y2K compliant software during the fourth quarter of 1998 at a total cost of approximately $2.3 million, the majority of which was capitalized. Software replacements in Cliffs Drilling's foreign offices has been completed during 1999 at a total cost of approximately $.2 million. R&B Falcon additionally determined that certain of its remaining accounting software and systems were not Y2K compliant. R&B Falcon personnel have completed the majority of these modifications and the remaining non-compliant software will phased out.

     Embedded Technology Systems. Embedded technology systems primarily relate to the technology on board R&B Falcon's drilling units. The testing and validation phase for the embedded technology systems includes testing each high and medium priority system, which consists primarily of all systems located on drilling units included in the Deepwater and Shallow Water Divisions. For systems on board the Inland Water units, R&B Falcon completed on site testing and received confirmation of Y2K compliance from the manufactures of these systems.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to changes in interest rates with respect to its debt obligations. The Company's debt obligations as of September 30, 1999 consist of $400.0 million at a fixed rate of 11% due March
2006 and $400.0 million at a fixed rate of 11.375% due March 2009. The estimated fair value of both debt obligations at September 30, 1999 was $839.0 million.


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly
           Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b)  Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the three months ended September 30, 1999.


                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RBF FINANCE CO.
                                 ---------------

Date:  November 10, 1999         By /s/T. W. Nagle
                                    --------------------
                                    T. W. Nagle
                                    Vice President
                                    (Principal Financial Officer)