Form 10-K405
period 1999-12-31
RBF FINANCE CO
filed 2000-03-28
CIK 1084287

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             ________________


                                 FORM 10-K
(Mark One)
 _X_    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the fiscal year ended December 31, 1999
                               OR
 ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ___________ to ___________.

                       Commission File No. 333-79363

                              RBF FINANCE CO.
          (Exact Name of Registrant as Specified in its Charter)

             Delaware                                76-0599699
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

                   901 Threadneedle, Houston, TX  77079
            (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code:  (281) 496-5000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

==============================================================================


                             TABLE OF CONTENTS
                             -----------------
                                                                  Page
                                                                  ----
                                  PART I
                                  ------
Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                  PART II
                                  -------
Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure

                                 PART III
                                 --------
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive and Director Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                  PART IV
                                  -------
Item 14. Exhibits, Financial Statements and Reports on Form 8-K

Signatures
                 ________________________________________


                FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

      This  Annual  Report  on  Form 10-K may  contain  or  incorporate  by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of R&B Falcon's offshore units, general market conditions prevailing in the marine drilling industry (including daily rates and utilization) and various other trends affecting the marine drilling industry, including world oil and gas prices, the exploration and development programs of R&B Falcon's customers, the actions of R&B Falcon's competitors and economic conditions generally.


                                  PART I

Item 1.  Business

     RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management of R&B Falcon.

     On March 26, 1999, the Company issued two series of senior secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009. The proceeds from the Senior Secured Notes were then loaned to R&B Falcon. All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. See Notes A, B and C of Notes to Financial Statements.

Item 2.  Properties

   None.

Item 3.  Legal Proceedings

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                  PART II

Item 5.  Market for  the Registrant's  Common Stock and Related Stockholder
         Matters

   There is no established public trading market for the Company's common stock. There were five holders of record of the Company's common stock as of March 15, 2000. The Company has not declared any dividends on its common stock since its inception (March 19, 1999) and the Company does not intend to declare any dividends in the foreseeable future.

Item 6.  Selected Financial Data

                              RBF FINANCE CO.

                              (in thousands)

     The selected financial data set forth below is derived from the Company's financial statements as of December 31, 1999 and for the period from inception (March 19, 1999) to December 31, 1999.

                                                 For the period
                                                 from inception
                                              (March 19, 1999) to
                                               December 31, 1999
                                               -----------------

     Revenues                                     $  68,661
                                                  ---------
     Expenses:
       Interest expense                              68,374
       Other expense                                     29
                                                  ---------
        Total expenses                               68,403
                                                  ---------

     Income before income tax expense                   258

     Income tax expense                                  90
                                                  ---------

     Net income                                   $     168
                                                  =========

     Dividends on common stock                    $       -
                                                  =========

                                                    As of
                                                 December 31,
                                                     1999
                                                  ---------

     Total assets                                 $ 826,612
                                                  =========

     Long-term obligations                        $ 800,000
                                                  =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management of R&B Falcon.

   On  March  26,  1999, the Company issued two series  of  senior  secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009. The proceeds from the Senior Secured Notes were then loaned to R&B Falcon. All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. See Notes A, B and C of Notes to Financial Statements.

Results of Operations

   As the Company was organized on March 19, 1999 (see General above), there are no comparable periods for the previous year. The Company's results of operations for the period from inception (March 19, 1999) to December 31, 1999 consists of interest and commitment fee revenues from the loans to R&B Falcon offset by interest expense on the Senior Secured Notes.

Liquidity and Capital Resources

  Cash Flows

   Net cash used in investing activities was $800.0 million for the period from inception (March 19, 1999) to December 31, 1999 and was the result of loans to R&B Falcon.

   Net cash provided by financing activities was $800.0 million for the period from inception (March 19, 1999) to December 31, 1999 and was the result of proceeds from the issuance of debt obligations. R&B Falcon paid all expenses related to the issuance of such debt obligations.

   Liquidity

   All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. The following is a description of R&B Falcon's industry conditions and liquidity.

   Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began to recover, but there can be no assurance that demand for drilling rigs and related services will recover proportionately. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil company's lease inventory and existing drilling commitments on leases held, 4) the oil company's free cash flow and general funding availability, 5) the oil company's internal reserve replacement requirements, and 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is by far the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact R&B Falcon's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from R&B Falcon's operations. In late 1998 and early 1999, lower crude oil prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of R&B Falcon's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse affect on R&B Falcon's liquidity, financial position and results of operations.

   During 1999, R&B Falcon received net proceeds of approximately $1.3 billion from the issuance of senior notes and preferred stock, and a subsidiary of R&B Falcon received approximately $245.2 million in project financing for the construction of the Deepwater Nautilus. The proceeds were used to repay existing indebtedness of approximately $556.0 million with the remainder being used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. Also, R&B Falcon is considering certain asset sales, including the Seillean and Iolair, and under its indenture covenants, R&B Falcon may enter into a revolving credit facility up to approximately $180.0 million. As of December 31, 1999, R&B Falcon had $717.0 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects.

   R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for 2000 to total approximately $540.0 million.

   R&B Falcon has limited ability under its indenture covenants to incur additional recourse indebtedness. However, management of R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations.

   The impact of general economic inflation on the Company's operations has not been material.

Year 2000

   The Company is dependent upon R&B Falcon for its Year 2000 ("Y2K") compliance and the following is a summary of R&B Falcon's Y2K compliance efforts. Y2K arose as a result of many computer systems being affected in some way by the rollover of the two-digit year value to 00. R&B Falcon undertook a Y2K compliance program to assess, test, implement and develop contingency plans for those systems potentially affected by Y2K as well as contacting third parties with which R&B Falcon has a substantial relationship to assess their status. R&B Falcon completed its Y2K compliance program and made certain modifications to its existing software and systems and/or conversions to new software. As of the date of this filing, R&B Falcon has not experienced any disruption of its operations due to Y2K. The total cost of R&B Falcon's Y2K compliance program was approximately $3.0 million, which consisted primarily of the replacement of accounting software for one of R&B Falcon's wholly-owned subsidiaries. R&B Falcon does not anticipate to incur any significant Y2K related costs in 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to changes in interest rates with respect to its debt obligations. The Company's debt obligations as of December 31, 1999 consist of $400.0 million at a fixed rate of 11% due March 2006 and $400.0 million at a fixed rate of 11.375% due March 2009. The estimated fair value of both debt obligations at December 31, 1999 was $862.0 million.

Item 8.  Financial Statements and Supplementary Data


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
RBF Finance Co.

   We have audited the accompanying balance sheet of RBF Finance Co. (a limited purpose Delaware corporation) as of December 31, 1999, and the related statement of operations, cash flows and stockholders' equity for the period from inception (March 19, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RBF Finance Co. as of December 31, 1999, and the results of its operations and cash flows for the period from inception (March 19, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/Arthur Andersen LLP

Houston, Texas
February 22, 2000


                              RBF FINANCE CO.

                               BALANCE SHEET
                    (in thousands except share amounts)

                                                        AS OF
                                                     DECEMBER 31,
                                                        1999
ASSETS                                                ---------
------
CURRENT ASSETS:
   Cash and cash equivalents                          $       1
   Interest receivable                                   26,151
                                                      ---------

    Total current assets                                 26,152

RECEIVABLE FROM R&B FALCON CORPORATION                      460

LOANS TO R&B FALCON CORPORATION                         800,000
                                                      ---------

TOTAL ASSETS                                          $ 826,612
                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accrued interest expense                             $  26,353
 Accrued income taxes                                        90
                                                      ---------

   Total current liabilities                             26,443
                                                      ---------

LONG-TERM OBLIGATIONS                                   800,000
                                                      ---------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 1,000 shares
    authorized and 250 shares issued and
    outstanding at December 31, 1999                          -
   Capital in excess of par value                             1
   Retained earnings                                        168
                                                      ---------

   Total stockholders' equity                               169
                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 826,612
                                                      =========

The accompanying notes are an integral part of the financial statements.


                          STATEMENT OF OPERATIONS
                              (in thousands)

                                                    FOR THE PERIOD
                                                    FROM INCEPTION
                                                 (MARCH 19, 1999) TO
                                                  DECEMBER 31, 1999
                                                  -----------------
REVENUES:
  Interest income                                      $ 66,915
  Commitment fee                                          1,746
                                                       --------
      Total revenues                                     68,661

EXPENSES:
  Interest expense                                       68,374
  Other expense                                              29
                                                       --------

      Total expenses                                     68,403
                                                       --------

INCOME BEFORE INCOME TAX EXPENSE                            258

INCOME TAX EXPENSE                                           90
                                                       --------

NET INCOME                                             $    168
                                                       ========

The accompanying notes are an integral part of the financial statements.


                          STATEMENT OF CASH FLOWS
                              (in thousands)

                                                    FOR THE PERIOD
                                                    FROM INCEPTION
                                                 (MARCH 19, 1999) TO
                                                  DECEMBER 31, 1999
                                                  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $     168
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Changes in assets and liabilities:
       Interest receivable                               (26,151)
       Receivable from R&B Falcon Corporation               (460)
       Accrued interest expense                           26,353
       Accrued income taxes                                   90
                                                       ---------

          Net cash provided by operating activities            -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to R&B Falcon Corporation                       (800,000)
                                                       ---------

          Net cash used in investing activities         (800,000)
                                                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations                    800,000
  Issuance of common stock                                     1
                                                       ---------

          Net cash provided by financing activities      800,001
                                                       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               -
                                                       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $       1
                                                       =========

The accompanying notes are an integral part of the financial statements.


                     STATEMENT OF STOCKHOLDERS' EQUITY
    For the Period From Inception (March 19, 1999) to December 31, 1999
                    (in thousands except share amounts)


                                   Common Stock   Capital in
                                   ------------   Excess of   Retained
                                  Shares  Amount  Par Value   Earnings
                                  ------  ------  ---------   --------
 Initial capital contribution       250   $   -     $   1       $   -

 Net income                           -       -         -         168
                                   ----   -----     -----       -----
 Balances at December 31, 1999      250   $   -     $   1       $ 168
                                   ====   =====     =====       =====

The accompanying notes are an integral part of the financial statements.


                             RBF FINANCE CO.

                       NOTES TO FINANCIAL STATEMENTS

A)   BUSINESS, INDUSTRY CONDITIONS AND LIQUIDITY

          RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management of R&B Falcon. R&B Falcon provides for the administrative costs of the Company. On March 26, 1999, the Company issued two series of senior secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009. The proceeds from the Senior Secured Notes were then loaned to R&B Falcon.

          All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. The following is a description of R&B Falcon's industry conditions and liquidity.

          Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began to recover, but there can be no assurance that demand for drilling rigs and related services will recover proportionately. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil company's lease inventory and existing drilling commitments on leases held, 4) the oil company's free cash flow and general funding availability, 5) the oil company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is by far the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact R&B Falcon's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from R&B Falcon's operations. In late 1998 and early 1999, lower crude oil prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of R&B Falcon's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse affect on R&B Falcon's liquidity, financial position and results of operations.

          During 1999, R&B Falcon received net proceeds of approximately $1.3 billion from the issuance of senior notes and preferred stock, and a subsidiary of R&B Falcon received approximately $245.2 million in project financing for the construction of the Deepwater Nautilus. The proceeds were used to repay existing indebtedness of approximately $556.0 million with the remainder being used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. Also, R&B Falcon is considering certain asset sales, including the Seillean and Iolair, and under its indenture covenants, R&B Falcon may enter into a revolving credit facility up to approximately $180.0 million. As of December 31, 1999, R&B Falcon had $717.0 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects.

           R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for 2000 to total approximately $540.0 million.

          R&B Falcon has limited ability under its indenture covenants to incur additional recourse indebtedness. However, management of R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations.

B)   LOANS TO R&B FALCON

          On March 26, 1999, the Company entered into ten Senior Secured Loan Agreements with R&B Falcon each of which is secured by one of R&B Falcon's drilling rigs (the "Loans to R&B Falcon"). Interest on the
     Loans to R&B Falcon is receivable semiannually on March 15 and September 15. Each loan is equally divided into a 7-year tranche and a 10-year tranche. The 7-year tranche of the loans bear interest on the unpaid principal amount thereof from the date funded through maturity at a rate equal to 11% per annum plus two basis points per annum. The 10-year tranche of the loans bear interest on the unpaid principal amount thereof from the date funded through maturity at a rate equal to 11.375% per annum plus two basis points per annum. In addition, the Company charged R&B Falcon a commitment fee of 7% per annum from March 26, 1999 to the date the loans were funded. The loan agreements contained conditions that were to be met by R&B Falcon before the loans were to be funded. R&B Falcon has met the conditions on all of the ten loans.

          Loans to R&B Falcon at December 31, 1999 consisted of the following (in thousands):

                        7-year    10-year     Total    Collateral
                      ---------  ---------  ---------  ----------
   Loan to R&B Falcon $ 112,800  $ 112,800  $ 225,600  Deepwater Navigator
   Loan to R&B Falcon   104,950    104,950    209,900  Deepwater Millennium
   Loan to R&B Falcon    83,000     83,000    166,000  Deepwater Expedition
   Loan to R&B Falcon    52,650     52,650    105,300  Falcon 100
   Loan to R&B Falcon    14,250     14,250     28,500  Peregrine II
   Loan to R&B Falcon    11,000     11,000     22,000  Deepwater Discovery
   Loan to R&B Falcon     8,000      8,000     16,000  Peregrine I
   Loan to R&B Falcon     5,950      5,950     11,900  W.D. Kent
   Loan to R&B Falcon     5,400      5,400     10,800  Falrig 82
   Loan to R&B Falcon     2,000      2,000      4,000  Harvey H. Ward
                      ---------  ---------  ---------
   Total              $ 400,000  $ 400,000  $ 800,000
                      =========  =========  =========

C)   LONG-TERM OBLIGATIONS

          Long-term obligations at December 31, 1999 consisted of the following (in thousands):

       11% Senior Secured Notes due March 2006          $ 400,000
       11.375% Senior Secured Notes due March 2009        400,000
                                                        ---------
       Long-term obligations                            $ 800,000
                                                        =========

          In March 1999, the Company issued the Senior Secured Notes. As a result, the Company received proceeds of approximately $800.0 million. The Senior Secured Notes are secured by the Loans to R&B Falcon. R&B Falcon also guaranteed the payment of the Senior Secured Notes by the Company. Interest is payable semiannually on March 15 and September 15 on the Senior Secured Notes. R&B Falcon paid all expenses related to the offering. The Company used the proceeds to loan $800.0 million to R&B Falcon. The Senior Secured Notes have covenants, related to R&B Falcon, which limit or prohibit R&B Falcon's ability to incur additional indebtedness, create liens and sell assets.

          As of December 31, 1999, the Company estimates the fair value of its debt obligations to be $862.0 million.

D)   INCOME TAXES

           The Company provides for income taxes at the statutory rate of 35%. Income tax expense of $90,000 for the period from inception (March 19, 1999) to December 31, 1999 consisted of current federal taxes.

E)   QUARTERLY FINANCIAL DATA (unaudited)

          Quarterly financial data for the period from inception (March 19, 1999) to December 31, 1999 are as follows (in thousands):

                                              Quarter
                         -------------------------------------------------
                         First (1)  Second    Third     Fourth      Total
                         --------  --------  --------  --------   --------
  Revenues                $ 1,316  $ 22,386  $ 22,534  $ 22,425   $ 68,661
  Expenses:
  Interest expense          1,226    22,392    22,375    22,381     68,374
  Other expense                 -         -        29         -         29
  Total expenses            1,226    22,392    22,404    22,381     68,403
  Income (loss) before
     income tax expense        90       (6)       130        44        258
  Income tax expense
    (benefit)                  32       (2)        46        14         90
                          -------  -------   --------  --------   --------
  Net income (loss)       $    58  $    (4)  $     84  $     30   $    168
                          =======  =======   ========  ========   ========
  ----------------------
  (1) The first quarter of 1999 is from inception (March 19, 1999) to March 31, 1999.


    The following are the audited consolidated financial statements of R&B Falcon as of December 31, 1999 and 1998 and for the three years ending December 31, 1999.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
R&B Falcon Corporation

   We have audited the accompanying consolidated balance sheets of R&B Falcon Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B Falcon Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.



Arthur Andersen LLP

Houston, Texas
February 22, 2000

                             R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                          December 31, 1999 and 1998
                      (in millions except share amounts)

                                                      1999          1998
                                                   ---------     ---------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents, gross                $   415.5     $   177.4
   Less cash dedicated to capital projects            (160.4)           -
                                                   ---------     ---------
   Cash and cash equivalents, net                      255.1         177.4
   Short-term investments                              301.5            -
   Accounts receivable:
    Trade, net                                         141.3         197.0
    Other                                               86.0          73.5
   Materials and supplies inventory                     52.6          36.1
   Drilling contracts in progress                       16.7          29.5
   Other current assets                                 13.9          25.0
                                                   ---------     ---------
    Total current assets                               867.1         538.5
                                                   ---------     ---------
 INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED INVESTEES                               82.7          28.2
                                                   ---------     ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                          4,034.7       3,369.2
   Other                                               262.5         181.1
                                                   ---------     ---------
    Total property and equipment                     4,297.2       3,550.3
   Accumulated depreciation                           (662.0)       (519.4)
                                                   ---------     ---------
    Net property and equipment                       3,635.2       3,030.9
                                                   ---------     ---------
 GOODWILL, NET OF ACCUMULATED AMORTIZATION              84.8          70.6
                                                   ---------     ---------
 DEFERRED CHARGES AND OTHER ASSETS                     246.3          45.8
                                                   ---------     ---------
 TOTAL ASSETS                                      $ 4,916.1     $ 3,714.0
                                                   =========     =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Short-term obligations                          $      -      $   123.4
   Long-term obligations due within one year            20.1           6.3
   Accounts payable - trade                            104.8          64.9
   Accrued liabilities                                 227.9         158.6
                                                   ---------     ---------
    Total current liabilities                          352.8         353.2
 LONG-TERM OBLIGATIONS                               2,933.4       1,866.2
 OTHER NONCURRENT LIABILITIES                           39.7          39.2
 DEFERRED INCOME TAXES                                  53.2         142.4
                                                   ---------     ---------
    Total liabilities                                3,379.1       2,401.0
                                                   ---------     ---------
 COMMITMENTS AND CONTINGENCIES
 MINORITY INTEREST                                      56.6          62.8
                                                   ---------     ---------
 REDEEMABLE PREFERRED STOCK
   322,250.188 shares issued and
   outstanding at December 31, 1999                    276.0            -
                                                   ---------     ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 550,000,000
    shares authorized, 193,743,778 shares
    and 193,399,910 shares issued and
    outstanding at December 31, 1999 and
    1998, respectively                                   1.9           1.9
  Capital in excess of par value                     1,113.4       1,061.5
  Retained earnings                                     95.9         199.1
  Other                                                 (6.8)        (12.3)
                                                   ---------     ---------
     Total stockholders' equity                      1,204.4       1,250.2
                                                   ---------     ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 4,916.1     $ 3,714.0
                                                   =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                          R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions except per share amounts)

                                                 Years Ended December 31,
                                               ----------------------------
                                                 1999      1998      1997
                                               --------  --------  --------
OPERATING REVENUES:
  Deepwater                                    $  354.9  $  392.5  $  349.3
  Shallow water                                   198.9     382.9     333.2
  Inland water                                    121.7     244.3     249.9
  Engineering services and land operations        242.8      12.9        -
  Development                                        .5        -         .6
                                               --------  --------  --------
     Total operating revenues                     918.8   1,032.6     933.0
                                               --------  --------  --------
COSTS AND EXPENSES:
  Deepwater                                       174.1     186.1     140.2
  Shallow water                                   152.6     161.5     158.7
  Inland water                                     99.0     169.1     136.7
  Engineering services and land operations        181.7      11.1        -
  Development                                       3.7      19.5     130.2
  Cancellation of conversion projects              34.7     118.3        -
  Depreciation and amortization                   158.0      98.0      84.7
  General and administrative                       69.9      61.2      55.7
  Merger expenses                                    -      ( 8.0)     66.4
                                               --------  --------  --------
     Total costs and expenses                     873.7     816.8     772.6
                                               --------  --------  --------
OPERATING INCOME                                   45.1     215.8     160.4
                                               --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest expense, net of
     capitalized interest                        (169.8)    (63.9)    (41.6)
  Interest income                                  35.3       9.6       6.1
  Income (loss) from equity investees
     plus related income                            3.5       (.2)       -
  Other, net                                       (1.2)      (.1)     (1.0)
                                               --------  --------  --------
     Total other income (expense)                (132.2)    (54.6)    (36.5)
                                               --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES,  MINORITY INTEREST
 AND EXTRAORDINARY LOSS                           (87.1)    161.2     123.9
                                               --------  --------  --------
INCOME TAX EXPENSE (BENEFIT):
  Current                                          48.3      38.5      39.3
  Deferred                                        (79.9)     20.4      45.4
                                               --------  --------  --------
     Total income tax expense (benefit)           (31.6)     58.9      84.7
                                               --------  --------  --------
MINORITY INTEREST                                 (12.3)    (11.3)     (9.4)
                                               --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY LOSS                      (67.8)     91.0      29.8
INCOME (LOSS) FROM DISCONTINUED OPERATIONS           -       36.0     (36.0)
EXTRAORDINARY LOSS, NET OF TAX BENEFIT             (1.7)    (24.2)       -
                                               --------  --------  --------
NET INCOME (LOSS)                                 (69.5)    102.8      (6.2)
DIVIDENDS AND ACCRETION ON PREFERRED STOCK         33.7        -         -
                                               --------  --------  --------
NET INCOME (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS                                $ (103.2) $  102.8  $   (6.2)
                                               ========  ========  ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Continuing operations
       after preferred stock dividends         $   (.53) $    .54  $    .18
     Discontinued operations                        -         .21      (.22)
     Extraordinary loss                            (.01)     (.14)      -
                                               --------  --------  --------
       Net income (loss)                       $   (.54) $    .61  $   (.04)
                                               ========  ========  ========
  Diluted:
     Continuing operations
       after preferred stock dividends         $   (.53) $    .54  $    .18
     Discontinued operations                        -         .21      (.22)
     Extraordinary loss                            (.01)     (.14)      -
                                               --------  --------  --------
       Net income (loss)                       $   (.54) $    .61  $   (.04)
                                               ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                           192.7     167.5     164.1
                                               ========  ========  ========
  Diluted                                         192.7     168.8     166.2
                                               ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                           R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)

                                                 Years Ended December 31,
                                               ----------------------------
                                                 1999      1998      1997
                                               --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $  (69.5) $  102.8  $   (6.2)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization                 158.0      98.0      84.7
    Gain on dispositions of property
      and equipment                               (19.2)     (9.0)     (6.9)
    Cancellation of conversion projects            34.7     118.3        -
    Deferred income taxes                         (80.6)     20.4      47.4
    Recognition of deferred expenses               15.6      12.2       7.1
    Deferred compensation                           5.0       1.1      17.8
    Loss (income) from equity investees
      plus related income                          (3.5)       .2        -
    Minority interest in income of
      consolidated subsidiaries                    12.3      11.3       9.4
    Dryhole and exploration expenses
      relating to oil and gas properties             -       23.2     114.9
    Loss (income) from discontinued operations       -      (36.0)     36.0
    Extraordinary loss from extinguishment of
      debt, net of tax benefit                      1.7      24.2        -
    Changes in assets and liabilities:
      Accounts receivable, net                     50.9     (28.1)    (53.9)
      Materials and supplies inventory            (17.6)     (9.9)      (.8)
      Drilling contracts in progress               13.5      (6.2)       -
      Deferred charges and other assets            12.0     (22.0)    (17.3)
      Accounts payable - trade                     34.2     (17.9)      8.4
      Accrued interest                             33.9      (5.9)      7.1
      Accrued liabilities                           6.3     (21.8)     58.9
      Income taxes                                  9.8      (4.4)     25.9
      Other, net                                    1.1      (2.6)     (2.4)
                                               --------  --------  --------
        Net cash provided by
           operating activities                   198.6     247.9     330.1
                                               --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment           28.1      43.0      10.4
  Purchases of property and equipment,
    exclusive of noncash items                   (830.4) (1,152.8)   (682.3)
  Increase in cash dedicated
    to capital projects                          (160.4)       -         -
  Purchase of Cliffs Drilling Company,
    net of cash acquired                             -       28.0        -
  Sale (purchase) of short-term investments      (301.5)     45.4     (29.1)
  Increase in investments in and advances to
    unconsolidated investees                      (51.1)    (25.2)     (2.6)
                                               --------  --------  --------
    Net cash used in investing activities      (1,315.3) (1,061.6)   (703.6)
                                               --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term
    obligations                                  (123.4)    123.4        -
  Net proceeds from (payments on) revolving
    credit facilities                            (150.0)   (332.0)    316.0
  Proceeds from long-term obligations           1,215.8   1,494.0      38.0
  Principal payments on long-term obligations     (19.9)   (323.2)    (49.6)
  Premium paid on debt extinguishment                -      (23.9)       -
  Net proceeds from issuance of preferred stock   288.8        -         -
  Distribution to minority shareholders of
    consolidated subsidiaries,
    net of contributions                          (18.6)     (4.0)       -
  Other                                             1.7       1.3      (3.2)
                                               --------  --------  --------
    Net cash provided by financing activities   1,194.4     935.6     301.2
                                               --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      77.7     121.9     (72.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    177.4      55.5     127.8
                                               --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $  255.1  $  177.4  $   55.5
                                               ========  ========  ========
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest   $  127.4  $  105.6  $   36.5
  Income taxes paid                            $   41.0  $   36.5  $   13.9
  Noncash investing activities:
    Purchase of Cliffs Drilling Company
      in exchange for equity                   $     -   $  391.5  $     -
    Other purchases of property and equipment
      in exchange for equity, debt or other
      noncurrent liabilities                   $    9.3  $   35.5  $    8.0

The accompanying notes are an integral part of the consolidated financial statements.


                            R&B FALCON CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Years Ended December 31, 1999
                              (in millions)

                                                Capital in  Retained
                                  Common Stock   Excess of  Earnings
                                Shares Amount(1) Par Value  (Deficit)   Other
                                ------ --------- ---------  ---------  -------
Balances at December 31, 1996    163.4   $  1.6  $   630.8   $ 102.5   $ (18.2)

Net loss                                                        (6.2)
Activity in Company stock plans    1.2                 8.9
Amortization of restricted
  stock award                                           .9                 6.8
Acceleration of stock award       (.3)                (9.3)               10.1
Other                                                   .1
                               ------   -------   --------   -------   -------
Balances at December 31, 1997   164.3       1.6      631.4      96.3      (1.3)

Net income                                                     102.8
Purchase of assets               27.9        .3      416.4
Activity in Company stock plans    .2                  1.3
Restricted stock award, net of
  amortization                     .9                 12.3               (11.0)
Other                              .1                   .1
                               ------   -------  ---------   -------   -------
Balances at December 31, 1998   193.4       1.9    1,061.5     199.1     (12.3)

Net loss                                                       (69.5)
Dividends and accretion on
  preferred stock                                              (33.7)
Purchase of assets                  .2                 4.1
Contribution to employee
  savings plans                     .1                 1.1
Issuance of subsidiary stock to
  employees                                             .8
Activity in Company stock plans                         .8
Amortization of restricted
  stock award                                         (1.2)                5.5
Issuance of warrants                                  46.4
Other                                                  (.1)
                                ------   ------  ---------   -------   -------
Balances at December 31, 1999    193.7   $  1.9  $ 1,113.4   $  95.9   $  (6.8)
                                ======   ======  =========   =======   =======
____________________
(1) Amounts less than one-tenth of a million are not shown.

The accompanying notes are an intregral part of the consolidated financial statements.


                            R&B FALCON CORPORATION
                              AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         ______________

(A)  INDUSTRY CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

   CONSOLIDATION - The consolidated financial statements include the accounts of R&B Falcon Corporation ("R&B Falcon") and its subsidiaries (collectively, the "Company"), including R&B Falcon (International & Deepwater) Inc., formerly Reading & Bates Corporation ("R&B"); R&B Falcon Holdings, Inc., formerly Falcon Drilling Company, Inc. ("Falcon"); Cliffs Drilling Company ("Cliffs Drilling") effective December 1, 1998 and its majority-owned subsidiaries Arcade Drilling AS ("Arcade") (approximately 74.4%) and Reading & Bates Development Company ("Devco") (approximately 86.1%). All significant intercompany balances and transactions have been eliminated. The Company uses the equity method to account for unconsolidated investees (see Note C).

   INDUSTRY CONDITIONS/LIQUIDITY - Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began to recover, but there can be no assurance that demand for drilling rigs and related services will recover proportionately. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices,
2) government taxation and concession/leasing policies, 3) the oil company's lease inventory and existing drilling commitments on leases held,
4) the oil company's free cash flow and general funding availability, 5) the oil company's internal reserve replacement requirements, and 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is by far the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of the Company's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse affect on the Company's liquidity, financial position and results of operations.

   During 1999, the Company received net proceeds of approximately $1.3 billion from the issuance of senior notes and preferred stock, and a subsidiary of the Company received approximately $245.2 million in project financing for the construction of the Deepwater Nautilus. The proceeds were used to repay existing indebtedness of approximately $556.0 million with the remainder being used to acquire, construct, repair and improve drilling rigs and for general corporate purposes. Also, the Company is considering certain asset sales, including the Seillean and Iolair, and under the Company's indenture covenants, the Company may enter into a revolving credit facility up to approximately $180.0 million. As of December 31, 1999, the Company had $717.0 million of cash, cash equivalents, short-term investments and cash dedicated to capital projects.

   The Company has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. The Company estimates its capital expenditure commitments on these projects and its other routine capital expenditures for 2000 to total approximately $540.0 million.

   The Company has limited ability under its indenture covenants to incur additional recourse indebtedness. However, the Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If the Company were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents. Arcade's cash and cash equivalents balance is available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991 among Arcade, Transocean Offshore Inc. and R&B which restrictions preclude R&B from borrowing any cash from Arcade unless (i) Transocean is offered a pro-rata loan (based on stock ownership in Arcade) on similar terms and (ii) any such loan(s) otherwise comply with applicable laws. At December 31, 1999, $36.9 million of the cash and cash equivalents balance related to Arcade. Arcade declared distributions of approximately $110.0 million in 1999, of which the Company received approximately $78.8 million, net of applicable withholding taxes and approximately $15.8 million in 1998, of which the Company received approximately $11.8 million.

   In the third quarter of 1999, the project financings for the Deepwater Nautilus (see Note E) and the Deepwater Frontier (see Note C and E) were completed and as a result $160.4 million of the Company's cash at December 31, 1999 was restricted as to use. Such amount consists of $110.4 million related to the financing of the Deepwater Nautilus and will be used for capital expenditures and certain principal and interest payments. The remaining $50.0 million relates to the financing for the construction of the Deepwater Frontier which collateralizes a five-year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. As a result of the above, the cash dedicated to these capital projects has been classified as Other Assets.

   SHORT-TERM   INVESTMENTS - Short-term investments consist  of  interest-
bearing deposits with a commercial bank with an original maturity greater than three months but less than one year from the date of the investment.

   MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or market at the date of acquisition with respect to purchased property and equipment. Drilling units and marine equipment are depreciated under the straight-line method. Gain (loss) on disposal of properties is credited (charged) to income. Estimated useful lives range from three to thirty years. In the first quarter of 1998, the Company had an independent appraiser evaluate the expected useful lives of its marine units and, based on such appraisal, the Company extended the useful lives of its marine units effective January 1, 1998. Such change in estimate resulted in an approximate $20.7 million reduction in depreciation expense for the year ended December 31, 1998.

   Costs incurred for construction and significant upgrades of marine equipment are accumulated in construction in progress with no depreciation being recorded on such amounts until the construction or upgrade is completed and the equipment is placed into service. The amount of construction in progress included in drilling equipment at December 31, 1999 and 1998 was $1,609.8 million and $1,222.3 million, respectively. Certain marine equipment is being held in non-operating status pending modification and decisions regarding its deployment. Management believes its market value approximates its net book value of $62.7 million at December 31, 1999.

    The Company's management periodically evaluates the carrying value of its property and equipment based upon the estimated undiscounted future net cash flows of the related asset compared to the carrying amount of that asset.

   GAIN ON DRILLING BARGE CASUALTY - In June 1999, one of the Company's inland drilling barges was declared a total loss as a result of a blowout and fire at a location in inland waters approximately two miles southeast of Amelia, Louisiana. No injuries of personnel were sustained. The Company's physical damage insurance covered the loss of the barge and as a result the Company recorded a gain of approximately $16.1 million in the third quarter of 1999. Such gain has been credited to operating expenses in the inland water segment.

   OIL AND GAS ACCOUNTING - The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether each well had discovered proved reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. See Note P.

   GOODWILL - Goodwill from the purchase of Cliffs Drilling (see Note B) is amortized on a straight-line basis over 40 years. The Company's management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or affect the recoverability of its recorded goodwill.

   DEFERRED CHARGES AND OTHER ASSETS - Deferred charges and other assets include cash dedicated to capital projects (see CASH AND CASH EQUIVALENTS above), deferred financing costs and deferred rig mobilization and preparation costs. Deferred charge amounts are stated net of accumulated amortization costs and at net realizable value.

   INCOME TAXES - Deferred income taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes.

   REVENUE RECOGNITION - Revenues are recognized as they are earned. Proceeds associated with the early termination of a contract are recorded as deferred income and recognized as contract revenues over the remaining term of the cancelled contract or until such time as the mobile offshore unit begins a new contract. In the first quarter of 1999, a customer terminated a drilling contract for one of the Company's third-generation semisubmersibles and the Company received an early termination fee of $7.2 million. The semisubmersible was immediately contracted to another customer and as a result the Company recognized the early termination fee as revenue in the first quarter of 1999. There were no such amounts deferred at December 31, 1999. In addition, when a unit's mobilization revenue exceeds the cost of the mobilization by a significant amount, the Company recognizes the excess as contract revenue during the contract preparation and mobilization period on a dayrate basis. If there is revenue that has not been recognized by the time the unit has arrived on location, the remaining amount is recognized over the primary term of the contract.

   Revenues  and  expenses  related  to  turnkey  drilling  contracts   are
recognized when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in-progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is realized. The amount of drilling contracts in progress is dependent on the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are probable and estimable.

   CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the years ended December 31, 1999, 1998 and 1997 was $74.1 million, $39.1 million and $13.7 million, respectively and is included as a reduction of interest expense in the Consolidated Statement of Operations.

   FOREIGN CURRENCY TRANSACTIONS - The net gains and losses resulting from foreign currency transactions included in determining net income (loss) amounted to a net loss of $2.3 million in 1999, a net gain of $.2 million in 1998 and a net loss of $.4 million in 1997. The loss in 1999 was primarily due to the Company's operations in Venezuela. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. At December 31, 1999, the Company did not have any outstanding forward exchange contracts.

   MINORITY INTEREST - Minority interest relates primarily to the results of Arcade and effective in the third quarter of 1999, the majority-owned (90%) floating production vessel Seillean. The ownership percentage of Arcade, which owns the drilling units Henry Goodrich and Paul B. Loyd, Jr., attributable to stockholders other than the Company was 25.6% for each of the years ending December 31, 1999, 1998 and 1997. Arcade reported income in 1999, 1998 and 1997 of $46.9 million, $44.2 million and $36.9 million, respectively. The 10% minority ownership of the Seillean is the result of Nissho Iwai Europe PLC ("NIC") exercising, in the third quarter of 1999, its option to purchase up to 10% of the vessel (see Note E).

   EXTRAORDINARY LOSSES - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million. In the second quarter of 1998, the Company incurred an extraordinary loss of $22.0 million, net of a tax benefit of $11.9 million and in the fourth quarter of 1998, the Company incurred an extraordinary loss of $2.2 million, net of a tax benefit of $1.1 million. Such losses were due to the early extinguishment of debt obligations and consisted of premium payments and the write-off of unamortized debt issuance costs. See Note E.

   COMPREHENSIVE INCOME - For the years ended December 31, 1999, 1998 and 1997, the Company did not have any non-owner changes in equity.

   CONCENTRATION OF CREDIT RISK - The Company maintains cash balances and short-term investments with commercial banks throughout the world. The Company's cash equivalents and short-term investments generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions, therefore, bearing minimal risk. No losses were incurred during 1999, 1998 and 1997.

   The Company's revenues were generated primarily from its drilling rigs. Revenues can be generated from a relatively small number of customers, which are primarily major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 1999 and 1998 was $21.5 million and $11.9 million, respectively.

   NEWLY ISSUED ACCOUNTING STANDARDS - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The Company did not early adopt SFAS 133, therefore it will be adopted in 2001.

   In November 1999, SEC Staff Accounting Bulletin: No. 100 - Restructuring and Impairment Charges ("SAB 100") was issued. SAB 100 expresses views of the staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company's accounting practices are consistent with this rule.

    In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the first quarter of 2000.

   USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

(B)  BUSINESS COMBINATIONS

   On December 31, 1997, R&B and Falcon completed a business combination (merger) whereby each outstanding share of common stock of Falcon was converted into one share of R&B Falcon common stock and each outstanding share of common stock of R&B was converted into 1.18 shares of R&B Falcon common stock. The merger qualified as a tax-free exchange and has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1997 have been restated to include the accounts of R&B and Falcon.

   The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the year ended December 31, 1997 is follows (in millions):

                                     1997
                                   -------
             Operating revenues
               R&B                 $ 424.2
               Falcon                508.8
                                   -------
                  Combined         $ 933.0
                                   =======
             Net income (loss)
               R&B                 $ (73.5)
               Falcon                 67.3
                                   -------
                  Combined         $  (6.2)
                                   =======

   In connection with the merger, the Company recorded $66.4 million of expenses in the fourth quarter of 1997. Such expenses consist primarily of employment contract termination fees associated with executives of R&B, the acceleration of unearned compensation of certain stock grants previously awarded to certain R&B employees, fees for investment bankers, attorneys, and accountants, and printing and other related costs. In 1998, the Company reversed $8.0 million of merger expenses primarily due to an Internal Revenue Service ruling received relating to taxes on executive termination fees.

   On December 1, 1998, R&B Falcon acquired all of the outstanding stock of Cliffs Drilling. Cliffs Drilling is a provider of daywork and turnkey drilling services, mobile offshore production units and well engineering and management services. Cliffs Drilling's fleet consisted of 16 jack-up rigs, three self-contained platform rigs, four mobile offshore production units and 11 land rigs. The acquisition was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998, whereby each share of Cliffs Drilling's common stock was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares. Total consideration for Cliffs Drilling was approximately $405.1 million. The Company issued approximately 27.1 million shares of its common stock valued at approximately $385.3 million. This valuation was based upon a price of
$14.2125 per share of R&B Falcon common stock, which was the average closing price per share of R&B Falcon's common stock during the period in which the principal terms of the merger were agreed upon and the merger was announced. In addition, the Company assumed Cliffs Drilling's outstanding stock options valued at approximately $6.2 million and the Company paid approximately $13.6 million in acquisition costs. The acquisition of Cliffs Drilling was recorded using the purchase method of accounting, accordingly Cliffs Drilling's results of operations are included with the Company's results of operations since the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $86.8 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight-line method. Goodwill has increased $16.1 million since December 31, 1998. Such increase represents revisions to the estimate in the initial purchase price allocation, primarily related to various contingencies, offset by $1.9 million of 1999 amortization.

   Pro  forma  consolidated  operating results of the  Company  and  Cliffs
Drilling for the years ended December 31, 1998 and 1997, assuming the Cliffs Drilling transaction occurred at the beginning of the respective periods, are as follows:
                                              Years Ended December 31,
                                              ------------------------
                                                 1998           1997
                                              ---------      ---------
                                                     (unaudited)
                                                 (in millions except
                                                  per share amounts)

     Operating revenues                       $ 1,349.0      $ 1,218.2
     Income from continuing operations
       before extraordinary loss                  138.5           71.0
     Net income                                   150.3           35.0
     Net income per common share:
      Basic                                         .78            .18
      Diluted                                       .78            .18

(C)  UNCONSOLIDATED INVESTEES

   Unconsolidated investees are accounted for using the equity method. Investments in and advances to unconsolidated investees at December 31, 1999 and 1998 were as follows:

                                            December 31,
                                           ---------------
   Unconsolidated Investee                  1999     1998
                                           ------   ------
                                             (in millions)

   Navis ASA                               $ 62.6   $ 20.0
   Deepwater Drilling L.L.C.                  8.3       .1
   Deepwater Drilling II L.L.C.               3.6      -
   Other                                      8.2      8.1
                                           ------   ------
                                           $ 82.7   $ 28.2
                                           ======   ======

   Income (loss) from equity investees plus related income for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in millions):

   Unconsolidated Investee          1999    1998    1997
                                   ------  ------  ------
   Deepwater Drilling L.L.C.       $  4.6  $  (.2) $   -
   Deepwater Drilling II L.L.C.      (.2)      -       -
   Navis ASA                           .5      -       -
   Other                             (1.4)     -       -
                                   ------  ------  ------
                                   $  3.5  $  (.2) $   -
                                   ======  ======  ======

   Deepwater Drilling L.L.C. ("DDI") is owned 50% by the Company and 50% by Conoco. DDI leases and operates the Deepwater Pathfinder which commenced operations in the first quarter of 1999. See Note L.

   Deepwater Drilling II L.L.C. ("DDII") is owned 60% by the Company and 40% by Conoco. DDII leases and operates the Deepwater Frontier which commenced operations in the second quarter of 1999. See Note L.

   Navis ASA ("Navis") is owned 38.6% by the Company. In September 1998, the Company and Navis, a Norwegian public company which is constructing a dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company agreed to make a capital contribution to Navis of $50.0 million in exchange for stock in Navis. The Navis Explorer I is designed to drill in 10,000 feet of water and is being constructed at Samsung Heavy Industries Co. Ltd. at an estimated cost of $310.0 million, with a scheduled delivery in the second quarter of 2000. As of December 31, 1999, the Company had contributed $45.2 million in cash and $17.7 million of equipment and equipment purchase orders. Most of the equipment and equipment purchase orders that were or will be contributed by the Company were acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and are no longer required for such projects in light of their cancellation (see Note H). Navis and the Company have entered into an agreement pursuant to which the Company will supervise construction of the drillship and manage it following its delivery.

(D)  SHORT-TERM OBLIGATIONS

   In 1998, the Company entered into a $125.0 million short-term credit facility for the construction of the Deepwater Millennium. The facility bore interest at the London Interbank Offered Rate ("LIBOR") plus 1.25% and was due on June 30, 1999. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the issuance of senior notes (see Note E).

(E)  LONG-TERM OBLIGATIONS

   Long-term obligations at December 31, 1999 and 1998 consisted of the following (in millions):

                                                          1999      1998
                                                        --------  --------
9.75% Senior Notes, due January 2001
  ("9.75% Notes") (1)(10)                               $    5.2  $    5.2
6.5% Senior Notes, due April 2003 (2)                      249.4     249.2
8.875% Senior Notes, due March 2003
  ("8.875% Notes") (3)(10)                                    .4        .4
9.125% Senior Notes, due December 2003 (4)                 100.0     100.0
10.25% Senior Notes, due May 2003 ("10.25% Notes") (5)     201.9     202.9
6.75% Senior Notes, due April 2005 (2)                     348.4     348.1
11% Senior Secured Notes, due March 2006 (6)               400.0       -
12.25% Senior Notes, due March 2006 (6)                    200.0       -
6.95% Senior Notes, due April 2008 (2)                     249.3     249.2
9.5% Senior Notes, due December 2008 (4)                   300.0     300.0
11.375% Senior Secured Notes, due March 2009 (6)           400.0       -
7.375% Senior Notes, due April 2018 (2)                    248.1     248.0
Project financing (7)                                      250.0       -
Revolving credit facilities (8)                              -       150.0
NIC (9)                                                      -        18.7
Other debt obligations                                        .8        .8
Total                                                    2,953.5   1,872.5
Less long-term obligations due within one year             (20.1)     (6.3)
                                                        --------  --------
Long-term obligations                                   $2,933.4  $1,866.2
                                                        ========  ========
  __________________________

(1) The 9.75% Notes were issued by Falcon pursuant to an offering in January 1994 and originally consisted of a principal amount of $110.0 million (see Note (10) below). Interest is payable semiannually on January 15 and July 15. Certain of the Company's subsidiaries guarantee the 9.75% Notes. The 9.75% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon, but are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

(2) In April 1998, the Company issued four series of senior notes with an aggregate principal amount of $1.1 billion. As a result, the Company received net proceeds of approximately $1,082.9 million after deducting estimated offering related expenses. Interest on these  notes  is  payable semiannually on April 15  and  October  15.
      These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior unsecured indebtedness of the Company. The Company used the proceeds to repay existing indebtedness of $874.4 million and the remainder was used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $22.0 million, net of tax, in the second quarter of 1998. These notes were issued at a discount of approximately $6.0 million which is being amortized as interest expense over the term of the notes. The amount of unamortized discount at December 31, 1999 was approximately $4.8 million and the amount of amortized discount for the years ended December 31, 1999 and 1998 was approximately $.7 million and $.5 million, respectively.

(3) The 8.875% Notes were issued by Falcon pursuant to an offering in March 1996 and originally consisted of a principal amount of $120.0 million (see Note (10) below). Interest is payable semiannually on March 15 and September 15. The 8.875% Notes are unsecured obligations of Falcon, ranking pari passu in right of payment with all other senior indebtedness of Falcon. The 8.875% Notes are not guaranteed by any of Falcon's subsidiaries, and thus are structurally subordinated to the 9.75% Notes (described above) and other indebtedness of the subsidiaries. Further, they are effectively subordinated to any secured indebtedness of Falcon to the extent of the collateral securing such secured indebtedness.

(4) In December 1998, the Company issued two series of senior notes with an aggregate principal amount of $400.0 million. As a result, the Company received net proceeds of approximately $392.3 million after deducting estimated offering related expenses. Interest on these notes is payable semiannually on June 15 and December 15. These notes are unsecured obligations of the Company, ranking pari passu in right of payment with all other existing and future senior indebtedness of the Company. The Company used the proceeds to reduce borrowings under an existing revolving credit facility. As a result of such reduction, the Company incurred an extraordinary loss of $2.2 million, net of tax, in the fourth quarter of 1998.

 (5) The 10.25% Notes were issued by Cliffs Drilling pursuant to offerings in 1996 and 1997. The 10.25% Notes originally consisted of a principal amount of $200.0 million and interest is payable semiannually on May 15 and November 15. These notes are senior unsecured obligations of Cliffs Drilling, ranking pari passu in right of payment with all other senior indebtedness and senior to all subordinated indebtedness. These notes are unconditionally guaranteed on a senior unsecured basis by certain subsidiaries of Cliffs Drilling (the "Cliffs Drilling Subsidiary Guarantors"), which guarantees rank pari passu in right of payment with all senior indebtedness of the Cliffs Drilling Subsidiary Guarantors and senior to all subordinated indebtedness of the Cliffs Drilling Subsidiary Guarantors. The 10.25% Notes are publicly traded and are not guaranteed  by  R&B Falcon or any other subsidiary  of  the  Company, accordingly, separate financial statements of Cliffs Drilling Subsidiary Guarantors are not required to be included in these financial statements.

      On or after May 15, 2000, the 10.25% Notes are redeemable at the option of Cliffs Drilling, in whole or in part, at a price of 105% of principal if redeemed during the twelve months beginning May 15, 2000, at a price of 102.5% of principal if redeemed during the twelve months beginning May 15, 2001, or at a price of 100% of principal if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date.

      The indenture under which the 10.25% Notes are issued imposes significant operating and financial restrictions on Cliffs Drilling. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of Cliffs Drilling to incur additional indebtedness, make capital expenditures, create liens and sell assets.

      As a result of the Company acquiring Cliffs Drilling, Cliffs Drilling was required to offer to purchase for cash all of the outstanding 10.25% Notes at a purchase price equal to 101% of the principal amount of each senior note, plus accrued and unpaid interest, to the change of control payment date. On January 28, 1999, Cliffs Drilling repurchased approximately $.3 million principal amount of the 10.25% Notes that were tendered pursuant to this offer.


(6) In March 1999, the Company issued $200.0 million of 12.25% Senior Notes due 2006 (the "12.25% Notes"). Also in March 1999, RBF Finance Co., a limited purpose finance company and a consolidated affiliate of the Company, issued $400.0 million of 11% Senior Secured Notes due 2006 and $400.0 million of 11.375% Senior Secured Notes due 2009 (collectively the "Secured Notes"). The Company borrowed the proceeds from the Secured Notes from RBF Finance Co. pursuant to ten separate loan agreements, each of which is secured by one of the Company's drilling rigs. The Company also guaranteed the payment of the Secured Notes issued by RBF Finance Co. Interest is payable semiannually on March 15 and September 15 on both the 12.25% Notes and Secured Notes. As a result, the Company received net proceeds of approximately $970.6 million after deducting offering expenses. The Company used the proceeds to repay existing indebtedness of $350.0 million of long-term obligations, $125.0 million of short-term obligations (see Note D) and the Company's portion ($81.0 million) of an interim facility for the construction of the Deepwater Frontier. Remaining proceeds will be used for planned capital expenditures, working capital and other general corporate purposes. As a result of the repayment of existing indebtedness, the Company incurred an extraordinary loss of $1.7 million, net of tax, in the first quarter of 1999 which consisted of the write-off of unamortized debt issuance costs. The indentures under which the 12.25% Notes and the Secured Notes are issued impose certain restrictions on the Company. Such restrictions include but are not limited to, the ability of the Company to incur additional indebtedness, pay dividends, repurchase stock, make payments on subordinated indebtedness, sell assets, create liens, make investments and merge or consolidate with other companies.

(7)   In  August  1999,  a  subsidiary of the Company  completed  a  $250.0 million project financing for the construction the Deepwater Nautilus in which such subsidiary received net proceeds of approximately $245.2 million. The financing consists of two five-year notes. The first note is for $200.0 million and bears interest at 7.31%, with monthly interest payments, which commenced in September 1999, and monthly principal payments commencing in June 2000. The second note is for $50.0 million and bears interest at 9.41%, with monthly interest payments, which commenced in September 1999, and a balloon principal payment which is due at maturity of the loan in May 2005. Both notes are collateralized by the Deepwater Nautilus and drilling contract revenues from such rig and are without recourse to the Company.

(8)   At   December  31,  1998,  the  Company  had  two  revolving   credit
      facilities   outstanding  which  were  subsequently  terminated   and
      repaid.

      The first was a $350.0 million revolving credit facility expiring on January 24, 2002. At December 31, 1998, interest was accruing under this revolving credit facility at LIBOR plus .75% for borrowings up to $100.0 million and at LIBOR plus 1.375% for borrowings in excess of $100.0 million. In addition, a commitment fee of .35% per annum was paid on the total amount of the facility. The first $100.0 million of borrowing under this revolving credit facility was secured by a pledge of the stock of one of the Company's three major operating subsidiaries. The facility contained covenants which required the Company to meet certain ratios and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens and sell assets. At December 31, 1998, $200.0 million was available under this facility. In March 1999, this credit facility which had been fully drawn was terminated and repaid from proceeds from the 12.25% Notes and Secured Notes (see Note (6) above).

      The second was a $35.0 million revolving credit facility expiring on May 31, 2000. Interest accrued under this facility at .25% plus the greater of the prevailing Federal Funds Rate plus .5% or a referenced average prime; or at the adjusted LIBOR rate plus 2%. In addition, a fee of 2% per annum was paid on outstanding letters of credit and a commitment fee of .5% per annum was paid on the unused portion of the facility. This facility was secured by accounts receivable, certain rig inventory and equipment, certain oil and gas properties and the stock of certain subsidiaries of Cliffs Drilling. At December 31, 1998, $.4 million in letters of credit were outstanding, thereby leaving $34.6 million available under this facility. At December 31, 1999, there were no amounts outstanding and on January 3, 2000 such facility was terminated by the Company.

(9) In April 1997, a wholly-owned subsidiary of the Company entered into a five-year $38.0 million loan agreement with NIC. The loan was collateralized by a vessel mortgage on the Seillean without recourse to the Company and bore interest at LIBOR plus 2%. Principal repayments were monthly based on the greater of the excess cash flow of the Seillean or the outstanding principal balance divided by the remaining monthly periods of the loan. In addition, NIC had the option to purchase up to 10% of the ownership in the Seillean, any time prior to April 25, 2000, at a minimum price of $4.2 million. In the third quarter of 1999, NIC exercised its option and purchased 10% of the Seillean for $7.7 million. The $7.7 million was applied to the outstanding balance of the loan and in the fourth quarter of 1999 the remaining balance was paid in full.

(10) The indentures pursuant to which the 8.875% Notes and 9.75% Notes ("Falcon Notes") were issued (i) provide that Falcon may redeem such obligations at a premium at certain times prior to maturity, (ii) require Falcon to offer to redeem such obligations at a premium if there is a change of control of Falcon (see below), and (iii) impose restrictions on certain actions by Falcon, including payment of dividends, incurrence of debt, pledging of assets, sale of assets, and making investments.

      As a result of the merger between R&B and Falcon, Falcon was required to offer to purchase for cash all of the Falcon Notes. On January 28, 1998, Falcon made a purchase offer to each note holder at a price equal to 101% of the aggregate principal amount outstanding plus accrued interest. As a result, none of the notes were tendered for redemption.

      On March 23, 1998, the Company offered to redeem the Falcon Notes. The aggregate principal amount of the outstanding Falcon Notes was $230.0 million and on April 20, 1998, $224.4 million in principal amount of Falcon Notes was repaid from proceeds from the sale of senior notes (see Note (2) above).

   As of December 31, 1999, the Company estimates the fair value of its debt obligations to be $2,891.9 million compared to a book value of $2,953.5 million.

   Aggregate annual maturities of long-term obligations, (including the current portion) for the next five years and thereafter are as follows (in millions):

               2000                                  $    20.1
               2001                                       41.5
               2002                                       38.6
               2003                                      591.6
               2004                                       44.6
               Thereafter                              2,219.7
                                                     ---------
                                                       2,956.1
               Less the unamortized discount
                 and premium on senior notes              (2.6)
                                                     ---------
               Total long-term obligations and long-
                 term obligations due within one year
                 at December 31, 1999                $ 2,953.5
                                                     =========

(F)  COMMITMENTS AND CONTINGENCIES

   GENERAL - In April 1998, Cliffs Drilling was awarded a contract from PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize seven of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of December 31, 1999, the Company had completed 29 wells with six wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

   The Deepwater Expedition, Falcon 100 and Deepwater Navigator were or will be completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator have cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company is currently marketing the Falcon 100 for work and the Company has received a letter of intent from Petrobras for the use of the Deepwater Navigator for a three-year drilling contract offshore Brazil. The customer for the Deepwater Expedition did not cancel its drilling contract and as of the date of this filing no late penalties had been claimed. However, if late penalties are legally imposed on the Deepwater Expedition, such amounts will be capitalized and amortized over the term of the initial drilling contract, subject to a determination of realizability.

   The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs.

   CAPITAL   EXPENDITURES  -  In  2000,  the  Company  expects   to   spend
approximately $540.0 million to expand and upgrade its operating rig fleet, primarily its deepwater rig fleet.

   In September 1998, the Company and Navis ASA ("Navis"), a Norwegian public company which is constructing a dynamically positioned drillship (the Navis Explorer I), entered into an agreement pursuant to which the Company agreed to make a capital contribution to Navis of $50.0 million in exchange for stock in Navis. The Navis Explorer I is designed to drill in 10,000 feet of water and is being constructed at Samsung Heavy Industries Co. Ltd. at an estimated cost of $310.0 million, with a scheduled delivery in the second quarter of 2000. As of December 31, 1999, the Company had contributed $45.2 million in cash and $17.7 million of equipment and equipment purchase orders. As a result of such contributions, the Company's ownership in Navis approximated 38.6%. Most of the equipment and equipment purchase orders that were or will be contributed by the Company were acquired by the Company in connection with the Peregrine VI and Peregrine VIII projects and are no longer required for such projects in light of their cancellation. Navis and the Company have entered into an agreement pursuant to which the Company will supervise construction of the drillship and manage it following its delivery.

   EMPLOYMENT CONTRACTS - The Company has entered into employment contracts with seven employees. Such employment contracts include certain provisions which call for termination payments to the employee upon the occurrence of certain events including change of control, which if incurred at December 31, 1999 would have been approximately $13.2 million.

   OPERATING LEASES - The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term. Lease expense amounted to $45.3 million (1999), $44.5 million (1998) and $42.0 million (1997). As of December 31, 1999, future minimum rental payments relating to operating leases were as follows (in millions):

                   2000    2001    2002    2003    2004   Thereafter
                  ------  ------  ------  ------  ------  ----------
  Drilling units  $ 16.4  $ 13.8  $ 13.0  $ 13.0  $ 13.0    $ 24.9
  Other              2.9     1.8     1.5      .8      .6        .3
                  ------  ------  ------  ------  ------    ------
  Total           $ 19.3  $ 15.6  $ 14.5  $ 13.8  $ 13.6    $ 25.2
                  ======  ======  ======  ======  ======    ======

   In  November 1995, the Company entered into a sale/lease-back of the  M.
G. Hulme, Jr. and agreed to lease the drilling unit for ten years. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease (see Note G).

   LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

    In December 1998, Mobil North Sea Limited ("Mobil") purportedly terminated its contract for use of the Company's Jack Bates semisubmersible rig based on failure of two mooring lines while anchor recovery operations at a Mobil well location had been suspended during heavy weather. The contract provided for Mobil's use of the rig at a dayrate of approximately $115,000 for the primary term through January 1999 and approximately $200,000 for the extension term from February 1999 through December 2000. The Company does not believe that Mobil had the right to terminate this contract. The Company recontracted the Jack Bates to Mobil in 1999 for one well at a dayrate of $156,000 and for another well at a dayrate of $69,000. These contracts are without prejudice to either party's rights in the dispute over the termination of the original contract. The Company has filed a request for arbitration with the London Court of International Arbitration and the arbitration proceedings are continuing.

    In May 1999, Petrobras cancelled the drilling contract for the Falcon 100 based on its interpretation of the cancellation provisions of the contract. The Company does not believe that Petrobras has the right to cancel such contract. The Company has engaged Brazilian counsel to pursue the Company's rights under the contract. The Company is currently marketing this rig for work.

    In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, Cliffs Drilling intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, one insurer has denied coverage and the others have reserved their rights. If necessary, Cliffs Drilling and the Company intend to take appropriate legal action to enforce Cliffs Drilling's rights with respect to such policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

   The Company is involved in various other legal actions arising in the normal course of business. A substantial number of these actions involve claims arising out of injuries to employees of the Company who work on the Company's rigs and power vessels. After taking into consideration the evaluation of such actions by counsel for the Company and the Company's insurance coverage, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

   SELF INSURANCE - The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company's insurance coverages. Management believes that claims and liabilities in excess of the amounts accrued are adequately insured.

   LETTERS OF CREDIT - At December 31, 1999, the Company had letters of credit outstanding and unused totaling $5.4 million and $4.6 million, respectively.

(G) ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

   The components of "Accrued liabilities" at December 31, 1999 and 1998 were as follows (in millions):

                                           1999     1998
                                         -------  -------
     Expenses - general                  $ 112.0  $  86.1
     Taxes                                  33.0     23.7
     Interest expense                       54.3     20.3
     Worker compensation claims             13.5     14.8
     Payroll                                10.1      9.5
     Employee benefits                       5.0      4.2
                                         -------  -------
     Total                               $ 227.9  $ 158.6
                                         =======  =======

   The components of "OTHER NONCURRENT LIABILITIES" at December 31, 1999 and 1998 were as follows (in millions):

                                           1999     1998
                                          ------   ------
     Postretirement benefit obligations   $ 14.4   $ 14.9
     Foreign income taxes                    6.1      6.1
     Pension obligations                     4.2      3.5
     Deferred gain on sale of
        drilling unit (see Note F)           2.1      2.0
     Other                                  12.9     12.7
                                          ------   ------
     Total                                $ 39.7   $ 39.2
                                          ======   ======

(H)  CANCELLATION OF CONVERSION PROJECTS

   In the third quarter of 1998, the Company cancelled the Peregrine VI and the Peregrine VIII drillship conversion projects due to continuing uncertainty as to final cost and expected delivery dates. As a result, the drilling contract on the Peregrine VIII was terminated on September 24, 1998, and the drilling contract on the Peregrine VI was terminated on January 1, 1999. Both terminations were without prejudice to the rights of the oil companies. The Company believes that, based on provisions of the contracts that preclude recovery of indirect or consequential damages and projected rig availability in the offshore drilling industry, the Company will not have any material liability under these drilling contracts as a result of the termination thereof. The contracts with the shipyard for conversion of the Peregrine VI and the Peregrine VIII were also cancelled. In addition, in the fourth quarter of 1998, the Company cancelled two additional drillship conversion projects (Peregrine IX and Peregrine X)
that were in the preliminary phases. As a result of the termination of these four drillship conversion projects, the Company expensed $118.3 million in related costs in 1998.

   In connection with the drillship conversion projects, the Company purchased or committed to purchase drilling equipment with an aggregate cost of approximately $285.0 million. The Company expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. However, the Company determined that a portion of such surplus equipment was not usable for other projects or as spare parts and as a result the Company expensed $25.6 million in the third quarter of 1999 to write-down such inventory to net realizable value. As of December 31, 1999, the Company had approximately $59.0 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

   Also in the third quarter of 1999, the Company sold the Peregrine X (with the hull being the primary remaining asset) for approximately $5.8 million. As a result of the sale, the Company recorded a loss of $6.1 million that has been included in the cancellation of conversion projects in the Consolidated Statement of Operations.

   In the fourth quarter of 1999, the Company expensed $3.0 million in connection with the final settlement with the shipyard and the write-down of the Peregrine VI and Peregrine VIII hulls to estimated scrap value.

(I)  INCOME TAXES

   Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in millions):

                           1999     1998     1997
                          ------   ------   ------
       Current:
         Foreign          $ 48.8   $ 28.1   $  9.4
         Federal             (.8)     3.3     26.9
         State                .3      7.1      3.0
                          ------   ------   ------
       Total current        48.3     38.5     39.3
                          ------   ------   ------
       Deferred:
         Foreign             (.8)     4.9     17.9
         Federal           (82.9)    13.7     26.6
         State               3.8      1.8       .9
                          ------   ------   ------
       Total deferred      (79.9)    20.4     45.4
                          ------   ------   ------
       Total              $(31.6)  $ 58.9   $ 84.7
                          ======   ======   ======

   The domestic and foreign components of income (loss) from continuing operations before income taxes, minority interest and extraordinary loss for the years ended December 31, 1999, 1998 and 1997 were as follows (in millions):

                          1999      1998      1997
                        -------   -------   -------
       Domestic         $(294.9)  $ (26.2)  $ (95.0)
       Foreign            207.8     187.4     218.9
                        -------   -------   -------
       Total            $ (87.1)  $ 161.2   $ 123.9
                        =======   =======   =======

   The effective tax rate, as computed on income (loss) from continuing operations before income taxes, minority interest and extraordinary loss differs from the statutory U.S. income tax rate for the years ended December 31, 1999, 1998 and 1997 due to the following:

                                                   1999    1998    1997
                                                  ------  ------  ------
     Statutory tax rate                            (35)%     35%     35%
     Use of previously reserved tax benefits        (6)       -       -
     Limitation on recognition of tax benefits       -        2      10
     Foreign tax expense (net of federal benefit)   (1)      (3)      2
     State tax expense (net of federal benefit)      5        3       2
     Non-deductible merger expenses                  -       (2)     17
     Other                                           1        2       2
                                                  ------  ------  ------
     Effective tax rate                            (36)%     37%     68%
                                                  ======  ======  ======

   Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1999 and 1998 were as follows (in millions):


                                           1999       1998
                                         -------    -------
     Deferred tax liabilities:
         Depreciation                    $ 363.0    $ 214.4
         Undistributed earnings             13.6        7.4
                                         -------    -------
     Total deferred tax liabilities        376.6      221.8
                                         -------    -------
     Deferred tax assets:
         Postretirement benefits            (5.3)      (5.4)
         Tax benefit carryforwards        (352.0)    (139.4)
         Discontinued operations, net       (2.2)      (2.2)
         Accrued expenses                   (4.6)      (5.7)
         Valuation allowance                52.0       75.7
         Other                             (11.3)      (2.4)
                                         -------    -------
     Total deferred tax assets            (323.4)     (79.4)
                                         -------    -------
     Net deferred tax liability          $  53.2    $ 142.4
                                         =======    =======

    Valuation allowance reflects the possible expiration of tax benefits (primarily foreign tax credit carryforwards) prior to their utilization. In 1999, valuation allowance related to tax net operating loss carryforwards were reversed as the Company foresees the ability to use these loss carryforwards coupled with the recent change in tax law whereby the carryforward period was increased from 15 years to 20 years. Also, valuation allowances related to certain capital losses incurred in the past were reversed as the Company has generated capital gains in excess of such capital losses.

    Recapitalizations of R&B in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of tax benefit carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $1.4 million annually plus certain built-in gains that existed as of the date of such changes. United States net tax operating loss carryforwards (NOL) not subject to the ownership change limitation consist of the following (in millions):

                              Year       U.S.
                   NOL        NOL        NOL
                   Year     Expires  Not Limited
                   ----     -------  -----------
                 Pre-1991     2005    $   6.8
                   1991       2006        2.1
                   1992       2007        3.7
                   1993       2008       12.5
                   1994       2009       14.0
                   1995       2010         -
                   1996       2011       11.6
                   1997       2017       75.1
                   1998       2018       37.6
                   1999       2019      388.3
                                      -------
                  Totals              $ 551.7
                                      =======

(J)  CAPITAL SHARES

   RIGHTS - On December 31, 1997, the effective date of the merger between R&B and Falcon (see Note B), each share of the Company's common stock
received  one  preferred  share purchase right  (a  "Right").   Each  Right
entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, (the "Preferred Shares") of the Company at a price of $150, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferable only with the Company's common stock. In the event that any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's common stock having a market value of two times the exercise price of the Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to ten business days following a public announcement that a person or group becomes an Acquiring Person. The Rights expire on November 1, 2007. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the dividend declared per common share. Liquidation preference will be equal to 100 times the par value per share plus an amount equal to accrued and unpaid dividends and distributions to the date of such payment. Each Preferred Share will have 100 votes, voting together with the common stock, and certain rights to elect two directors during certain periods of default in the payment of dividends on the Preferred Shares.

    PREFERRED STOCK - On April 22, 1999, the Company issued 300,000 shares of 13.875% Senior Cumulative Redeemable Preferred Stock (the "Preferred Stock") and warrants to purchase 10,500,000 shares of the Company's common stock at an exercise price of $9.50 per share (the "Warrants"). The Company received net proceeds of approximately $288.8 million from the issuance of the Preferred Stock and Warrants. Each share of Preferred Stock has a liquidation preference of $1,000 per share and one Warrant to purchase 35 shares of the Company's common stock. The Warrants became exercisable on July 7, 1999. The Warrants expire and the Preferred Stock is mandatorily redeemable at its face value on May 1, 2009.

    Dividends are paid quarterly which commenced on August 1, 1999 and at the Company's option may be paid in cash or, on or before May 1, 2004, in additional shares of Preferred Stock. Dividends paid through December 31, 1999 were $22.3 million and were paid by the issuance of additional shares of Preferred Stock. Dividends accrued at December 31, 1999 were $7.4 million and are included in the recorded amount of the Preferred Stock. The Warrants' initial fair value of $159.95 per Warrant, or approximately $48.0 million in total, was recorded as a discount to the Preferred Stock and an addition to capital in excess of par. The Warrants' initial fair value and Preferred Stock offering expenses of $9.7 million are being amortized on a straight line basis over the Warrants' ten year term. Amortization for the year ended December 31, 1999 was $4.0 million. Preferred Stock dividends and the amortization of the Warrants' initial value and Preferred Stock offering expenses are deducted from net income to arrive at net income applicable to common stockholders.

   The Company may redeem the Preferred Stock beginning May 1, 2004. The initial redemption price is 106.938% of the liquidation preference, declining thereafter to 100% on or after May 1, 2007, in each case plus accrued and unpaid dividends to the redemption date. In addition, on or before May 1, 2002, the Company may redeem shares of the Preferred Stock having an aggregate liquidation preference of up to $105.0 million at a price equal to 113.875% of its liquidation preference, plus accrued and unpaid dividends to the redemption date, with proceeds from one or more public equity offerings.

   COMMON STOCK - During 1998 in a series of transactions, the Company issued 763,680 shares of its common stock in partial consideration for the acquisition of 25 tugs, five ocean going barges and six workover rigs.

   On December 1, 1998, the Company issued approximately 27.1 million shares of its common stock for the acquisition of Cliffs Drilling (see Note
B).

   In 1999, the Company issued 206,250 shares of its common stock for the acquisition of two tugs and 93,606 shares of its common stock for its matching contribution to the employee savings plans.

   As of December 31, 1999, 17,869,611 shares of authorized, unissued shares of common stock were reserved for issuance under the Company's stock plans (net of forfeitures), 11,278,756 shares of authorized, unissued shares of common stock were reserved for issuance for the exercise of Warrants and 296,000 shares of authorized, unissued shares of common stock were reserved for issuance for contingent obligations relating to asset purchases.

(K)  EMPLOYEE BENEFIT PLANS

   PENSION AND POSTRETIREMENT BENEFITS - The Company has three noncontributory pension plans. Substantially all of the R&B Falcon employees paid from a U.S. payroll are covered by one or more of these plans. Effective January 1, 1998, substantially all of the Falcon employees paid from a U.S. payroll began accruing benefit service although they were not eligible to participate in the plans until January 1, 1999. Effective April 1, 1999, substantially all of the Cliffs Drilling employees paid from a U.S. payroll became eligible to participate. Plan benefits are primarily based on years of service and average high 60-month average compensation (changed from average high thirty-six months effective January 1, 1999).

   The R&B Falcon U.S. Pension Plan (the "U.S. Pension Plan") is qualified under the Employee Retirement Income Security Act (ERISA). It is the Company's policy to fund this plan not less than the minimum required by ERISA. It is the Company's policy to contribute to the R&B Falcon Non-U.S. Pension Plan (the "Non-U.S. Pension Plan") an amount equal to the normal cost plus amounts sufficient to amortize the initial unfunded actuarial liability and subsequent unfunded liability caused by plan or assumption changes over thirty years. The unfunded liability arising from actuarial gains and losses is funded over fifteen years. The Non-U.S. Pension Plan is a nonqualified plan and is not subject to ERISA funding requirements. The U.S. and Non-U.S. Pension Plans invest in cash equivalents, fixed income and equity securities.

   The R&B Falcon Retirement Benefit Replacement Plan (the "Replacement Plan") is a self-administered unfunded excess benefit plan. All members of the U.S. Pension Plan and the Non-U.S. Pension Plan are potential participants in the Replacement Plan.

   Effective July 1, 1999, all three of the Company's noncontributory pension plans were suspended. The suspension was designed to control costs, but did not terminate the plans. The Company can elect to terminate the plans or reactivate the plans at any point in the future. The suspension impacts the participants as follows:

-  Vesting service will continue to accrue;
-  Benefit service will not accrue (suspended);
- No compensation is accrued during the suspension, thus all compensation determinations in calculating benefits will be based on periods prior to July 1, 1999;
- New participants will not be allowed to enter the plans during the suspension;
-  All funding of the plans required by ERISA continues;
- Benefits that have already accrued by active employees or deferred vested participants continue to be payable upon request (in accordance with normal plan provisions - generally as early as age 55);
-  Current retiree benefit payments continue unchanged;
-  Required audits, valuations and other plan administration will continue;

   In addition to providing pension benefits, R&B Falcon provides certain life and health care insurance benefits for its retired employees. Effective January 1, 1999, the Company no longer provides a Retiree Life Insurance plan to its current employees. Only those former employees who retired prior to May 1, 1986 were eligible to retain their retiree life insurance. Retiree life insurance benefits are provided through an insurance company whose premiums are based on benefits paid during the year. Retiree health coverage was also significantly restricted effective January 1, 1999. As of this date, only those employees who had 10 or more years of prior service with R&B, accumulate at least 25 years of service (15 years prior to January 1, 1996) as of their retirement date and continue to work for the Company until at least age 55 will qualify for retiree health care coverage. Health care costs are paid as they are incurred.

   The following table includes the aggregate of the Company's three pension plans and the Company's postretirement benefits plan. Only the Replacement Plan has a projected benefit obligation in excess of plan assets. Only the Replacement Plan has an accumulated benefit obligation in excess of plan assets, and such accumulated benefit obligation was $5.2 million and $3.8 million as of December 31, 1999 and 1998, respectively. There are no assets held in the Replacement Plan.

                                     Pension           Postretirement
                                 ---------------       ---------------
                                  1999     1998         1999     1998
                                 ------   ------       ------   ------
                              (dollars in millions) (dollars in millions)
 Change in projected benefit
  obligation:
 Projected benefit obligation
    at beginning of year         $ 91.5   $ 77.5       $ 12.5   $ 10.5
 Service cost                       3.5      2.0           .1       .1
 Interest cost                      5.7      5.5           .8       .8
 Participant contributions           -        -            .1      .1
 Plan amendments                    1.0     (2.1)        (1.4)      -
 Curtailment                      (15.0)      -            -        -
 Actuarial (gain) loss              1.0     13.3          1.5      1.8
 Benefits paid                     (4.8)    (4.7)         (.8)     (.8)
                                 ------   ------       ------   ------
 Projected benefit obligation
    at end of year                 82.9     91.5         12.8     12.5
                                 ------   ------       ------   ------
 Change in plan assets:
 Plan assets at fair value
  at beginning of year             79.8     69.8           -        -
 Actual return on plan assets      15.4      8.6           -        -
 Employer contributions             6.8      6.1           .7       .7
 Participant contributions           -        -            .1       .1
 Benefits paid                     (4.8)    (4.7)         (.8)     (.8)
                                 ------   ------       ------   ------
 Plan assets at fair value
  at end of year                   97.2     79.8           -        -
                                 ------   ------       ------   ------
 Funded status of plan             14.3    (11.7)       (12.8)   (12.5)
 Unrecognized net (gain) loss       1.2     22.2          (.1)    (1.6)
 Unrecognized prior service cost   (2.2)    (3.8)        (2.0)    (1.3)
 Unrecognized net
   transition obligation            (.7)      .9           -        -
                                 ------   ------       ------   ------
 Prepaid (accrued) pension cost  $ 12.6   $  7.6       $(14.9)  $(15.4)
                                 ======   ======       ======   ======
 Weighted-average assumptions:
 Discount rate                    7.50%    6.75%        7.50%    6.75%
 Long-term rate of return        10.00%   10.00%         -        -
 Salary scale                      -       6.90%         -       4.50%

   Net benefit costs for the years ended December 31, 1999, 1998 and 1997 included the following (in millions):

                                          Pension          Postretirement
                                   -------------------  -------------------
                                    1999   1998   1997   1999   1998   1997
                                   -----  -----  -----  -----  -----  -----
Service cost                       $ 3.5  $ 1.9  $ 1.6  $  .1  $  .2  $  .1
Interest cost                        5.7    5.5    4.9     .8     .8     .7
Expected return on plan assets      (7.8)  (6.9) (10.2)    -      -      -
Amortization of:
 Unrecognized transition
    obligation                       (.2)   (.1)   (.1)    -      -      -
 Unrecognized prior service cost     (.4)   (.3)   (.3)   (.3)   (.4)  (1.0)
 Unrecognized actuarial
    (gain)/loss                       .6     .4     .1    (.1)   (.1)   (.1)
Loss due to change in
 attribution period                   -      -      -             .2     .2
Curtailment (gain)/loss               .6     -      -     (.3)    -      -
Deferral of asset gain                -      -     4.4     -      -      -
                                   -----  -----  -----  -----  -----  -----
Net benefit costs                  $ 2.0  $  .5  $  .4  $  .2  $  .7  $ (.1)
                                   =====  =====  =====  =====  =====  =====

    The health care cost trend rates used to measure the expected cost in 2000 for medical, dental and vision benefits were 9%, 5.5% and 5.5%, respectively, each graded down to an ultimate trend rate of 5%, 4.5% and 4.5%, respectively, to be achieved in the year 2021.

   A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

                                    1-Percentage-     1-Percentage-
                                    Point Increase    Point Decrease
                                    --------------    --------------
    Effect on total of service and
        interest cost components       $  .1             $  (.1)
    Effect on postretirement
     benefit obligation                $ 1.4             $ (1.2)

   SAVINGS PLANS - The Company has two savings plans, which allow an employee to contribute up to 15% of their base salary (subject to certain limitations). Effective January 1, 1999 the Reading & Bates Savings Plan and the Falcon Drilling Company, Inc. Savings & Investment Plan were merged, amended and restated to become the R&B Falcon U.S. Savings Plan ("U.S. Savings Plan"). In addition, the Reading & Bates Offshore Savings Plan and the Falcon Drilling Company International Plan were merged, amended and restated to become the R&B Falcon Non-U.S. Savings Plan ("Non-U.S. Savings Plan"). The U.S. Savings Plan was subsequently amended effective April 1, 1999 to allow the merger of the Cliffs Drilling Company Savings Plan into the U.S. Savings Plan. Cliffs Drilling did not have a non-U.S. savings plan.

   Effective January 1, 1999, the U.S. Savings Plan was also restructured to meet IRS Safe Harbor requirements. Accordingly, there is no longer a vesting schedule for Company matching contributions, all contributions are immediately 100% vested. The Company's Safe Harbor matching contributions equal 100% on the 1st 3% of contributions and 50% on the 4th and 5th percent of contributions. During 1999, the Company provided an additional discretionary match of 50% on the 4th and 5th percent and 100% on the 6 th percent of contributions, for a total matching contribution in 1999 of 6% on the 1st 6% of contributions. Effective July 1, 1999, the Company began making its matching contributions in the form of issuing shares of R&B Falcon common stock (see Note J). Employees may direct the investment of their contributions into various plan investment options.

   The Non-U.S. Savings Plan follows the same design structure with regard to contributions, vesting and Company matching contributions as the U.S. Savings Plan. Compensation costs under the plans amounted to $6.7 million in 1999, $4.6 million in 1998 and $2.7 million in 1997.

   STOCK PLANS - The Company has 16 stock plans which are intended to provide an incentive that will allow the Company to retain persons of the training, experience and ability necessary for the development and financial success of the Company. Such plans provide for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. All stock options awarded under these plans expire ten years from the date of their grant and were granted at the market price on the date of grant unless otherwise noted. Four of these plans were originally adopted by Falcon, five by R&B, two by Cliffs Drilling and five by the Company. As a result of the business combination between R&B and Falcon, and R&B Falcon and Cliffs Drilling, all of the R&B, Falcon and Cliffs Drilling plans were assumed by the Company, and the options outstanding thereunder were converted to options to acquire common stock of R&B Falcon (with appropriate adjustments to reflect the exchange ratios).

   The Company's Reading & Bates Corporation 1990 Stock Option Plan authorized options with respect to approximately 2.3 million shares of common stock to be granted to certain employees of R&B at an adjusted option price of $6.25 per share. In 1991, options with respect to all 2.3 million shares were granted and vested over a four-year period. Such grant's option price was less than the market price on the date of grant and the difference was recorded as compensation expense during the vesting period.

   The Company's Reading & Bates Corporation 1992 Long-Term Incentive Plan (the "1992 Incentive Plan") authorized 1,180,000 shares of common stock to be available for awards. In 1992, restricted stock awards with respect to 354,000 shares were granted to certain officers of R&B. Such shares awarded were restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares vested per calendar quarter from June 30, 1992 through March 31, 1998 (subject to certain conditions). The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the periods during which the restrictions lapse or shares vested. In 1995, stock options with respect to the remaining 826,000 shares were granted to certain officers and employees of R&B at adjusted option prices ranging from $7.627 to $11.759 per share. Such options become exercisable either over a one or four year period from the date of grant. All stock awards under the 1992 Incentive Plan vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note B).

   The Company's Reading & Bates Corporation 1995 Director Stock Option Plan authorized 236,000 shares of common stock to be available for awards of stock options to non-employee members of the board of directors. In 1995, R&B granted 141,600 options at an adjusted option price of $6.25 per share. In 1999, stock options with respect to 94,400 shares were granted at $7.031 per share. Such options become exercisable over a two year period from the date of grant.

   The Company's Reading & Bates Corporation 1995 Long-Term Incentive Plan ("1995 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1995, stock options with respect to 708,000 shares were granted to an officer of R&B at an adjusted option price of $11.759 per share. Such options became exercisable one year from the date of grant. Also in 1995, restricted stock awards with respect to 642,156 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vested. In 1996, stock options with respect to 177,000 shares were granted to an officer of R&B at an adjusted option price of $23.729 per share. Such options became exercisable over a three-year period from the date of grant. Also in 1996, restricted stock awards with respect to 489,228 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vested. In 1997, stock options with respect to 902,582 shares were granted to officers of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1995 Incentive Plan, stock options and restricted stock awards with respect to 868,700 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (See Note
B). In 1999, stock options with respect to 889,118 shares were granted to officers of the Company at option prices ranging from $6.25 to $7.031 per share. Such options become exercisable either in six months or over a two year period from the date of grant.

   The Company's Reading & Bates Corporation 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") authorized 2,950,000 shares of common stock to be available for awards. In 1997, restricted stock awards with respect to 33,866 shares were granted to certain employees of R&B. Such shares awarded were restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and was amortized to expense over the period during which the shares vested. Also in 1997, stock options with respect to 6,018 shares were granted to an officer of R&B at an adjusted option price of $20.127 per share and in August 1997 R&B rescinded such option grants. Under the 1997 Incentive Plan, restricted stock awards with respect to 33,866 shares vested on December 31, 1997 as a result of the merger of R&B and Falcon (see Note B). In 1999, stock options with respect to 2,892,020 shares were granted to officers of the Company at an option price of $7.031 per share. Such options become exercisable over a two year period from the date of grant.

   The Company's Falcon Drilling Company, Inc. 1992 Stock Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees and directors of Falcon. In 1992, options with respect to all 1.0 million shares were granted at adjusted option prices ranging from $1.665 to $1.85 per share and vested immediately. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Falcon Drilling Company, Inc. 1994 Stock Option Plan authorized options with respect to 570,000 shares of common stock to be granted to certain employees and directors of Falcon. In 1994, options with respect to all 570,000 shares were granted at an adjusted option price of $5.00 per share, vesting ratably over three years. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Falcon Drilling Company, Inc. 1995 Stock Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees and directors of Falcon. In 1995, options with respect to 250,000 shares were granted at an adjusted option price of $5.00 per share, vesting ratably over three years. In 1996, options with respect to 280,000 shares were granted at an adjusted option price of $6.065 per share, vesting over two years and options with respect to 150,000 shares were granted at an adjusted option price of $9.72 per share, vesting ratably over five years. In February 1997, options with respect to 258,000 shares were granted at an adjusted option price of $12.50 per share and in November 1997 Falcon rescinded such option grants. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Falcon Drilling Company, Inc. 1997 Stock Option Plan authorized options with respect to 1.2 million shares of common stock to be granted to certain employees and directors of Falcon. In July 1997, options with respect to 3,000 shares were granted at an option price of $12.50 per share and in November 1997 Falcon rescinded such option grants. In July 1997, options for 40,000 shares were granted at an option price of $29.00 per share, vesting ratably over three years. No compensation expense was recorded as a result of the option price being the estimated market price of Falcon's common stock on the date of grant.

   The Company's Cliffs Drilling Company 1988 Incentive Equity Plan and Cliffs Drilling Company 1998 Incentive Equity Plan were both assumed by the Company on December 1, 1998 as a result of the purchase of Cliffs Drilling (see Note B). Under these plans, the Company assumed outstanding options to purchase 1,052,300 shares of common stock at adjusted option prices ranging from $3.79 to $40.89 per share and expiring at dates ranging from 2000 to 2008. All such options vested on December 1, 1998 as a result of the Company's purchase of Cliffs Drilling.

    The Company's 1998 Employee Long-Term Incentive Plan authorized 3.2 million shares of common stock to be available for awards. In 1998, stock options with respect to 100,000 shares were granted to an employee of the Company at an option price of $22.375 per share and stock options with respect  to  1,830,500  shares  were  granted  to  certain employees of the
Company at an option price of $12.9375 per share. Such options become exercisable over a three year period. Also in 1998, restricted stock awards with respect to 941,500 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be amortized to expense over the period during which the shares vest. In 1999, stock options with respect to 396,568 shares were granted to officers of the Company at an option price of $6.25 per share. Such options became exercisable six months from the date of grant. Also in 1999, stock options with respect to 145,000 shares were granted to four employees of the Company at an option price of $6.15625 per share and which vest equally over three years. Such options were not granted from any of the Company's stock option plans but were granted under the terms of the 1998 Employee Long-Term Incentive Plan.

   The Company's 1998 Director Long-Term Incentive Plan authorized 250,000 shares of common stock to be available for awards to non-employee members of the board of directors. In 1999, stock options with respect to 249,600 shares were granted an option price of $7.031 per share. Such options become exercisable over a two year period from the date of grant.

   The Company's 1998 Acquisition Option Plan authorized options with respect to 1.0 million shares of common stock to be granted to certain employees of Cliffs Drilling. On December 1, 1998, options with respect to all 1.0 million shares were granted at an option price of $9.125 per share and vest over a three year period.

   The Company's 1999 Employee Long-Term Incentive Plan authorized 6.5 million shares of common stock to be available for awards. In 1999, stock options with respect to 3,508,760 shares were granted to certain employees of the Company at option prices ranging from $9.75 to $13.4688 per share. Such options become exercisable over a three year period.

   The Company's 1999 Director Long-Term Incentive Plan authorized .3 million shares of common stock to be available for awards. In 1999, stock options with respect to 136,000 shares were granted at an option price of $10.0625 per share. Such options become exercisable over a two year period.

   Unearned compensation relating to the Company's restricted stock awards is shown as a reduction of stockholders' equity. Compensation recognized for the years ending December 31, 1999, 1998 and 1997 totaled approximately $5.9 million, $1.1 million and $17.8 million, respectively.

   Stock option transactions under the plans were as follows:

                             1999                1998               1997
                      ------------------ ------------------ ------------------
                                Weighted           Weighted           Weighted
                        Number   Average   Number   Average   Number   Average
                      of Options  Price  of Options  Price  of Options  Price
                      ----------  -----  ----------  -----  ----------  -----
Outstanding
 at beginning of year  6,550,354  $12.61  2,794,101  $ 9.83  3,836,159  $ 8.20
   Granted             8,311,466    8.29  2,930,500   11.96     40,000   29.00
   Assumed from
     Cliffs Drilling           -     -    1,052,300   20.41          -     -
   Exercised            (113,260)   7.03   (226,547)   6.03 (1,073,562)   4.75
   Forfeited            (335,110)  15.21          -     -       (8,496)   7.63
                      ----------          ---------          ---------
Outstanding
 at end of year       14,413,450   10.10  6,550,354   12.61  2,794,101    9.83
                      ==========          =========          =========
Exercisable at
 end of year           8,216,401   10.22  3,503,187   12.69  2,377,433    9.98
Available for grant
 at end of year        3,456,161     -    4,516,604     -    5,415,772     -

   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions except per share amounts):

                                    1999        1998      1997
                                  --------    -------   --------
        Net income (loss) applicable
          to common stockholders:
            As reported           $ (103.2)   $ 102.8   $   (6.2)
            Pro forma             $ (121.5)   $ 101.3   $  (10.0)
        Basic EPS:
            As reported           $   (.54)   $   .61    $  (.04)
            Pro forma             $   (.63)   $   .60    $  (.06)
        Diluted EPS:
            As reported           $   (.54)   $   .61    $  (.04)
            Pro forma             $   (.63)   $   .60    $  (.06)

   The fair value of each grant since January 1, 1995 was estimated as of the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the options granted in 1999: risk-free interest rate of 5.9%, an expected life of 10 years and expected volatility of 69.6%. The resulting fair value of such options granted was $6.44.

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   SUBSIDIARY STOCK AWARD - On April 1, 1999, Devco, a previously wholly-owned indirect subsidiary of the Company made awards of restricted stock of Devco to certain directors, officers and employees of the Company, as well as awards of restricted stock to certain former directors of R&B who served in such capacity prior to completion of the merger with Falcon in December 1997. Such award comprised of 1,650,000 shares of Devco's common stock or approximately 13.9% of the outstanding common stock of Devco. The awards vested upon issuance, but were subject to restrictions on sale or transfer for a period of six months following the date of the award. As a result, the Company incurred $1.5 million of expense in the second quarter of 1999 which has been included in general and administrative expenses.

(L)  RELATED PARTY TRANSACTIONS

   In 1999, the Company entered into rig management agreements with DDI and DDII for the management of the Deepwater Pathfinder and Deepwater Frontier, respectively. DDI and DDII are unconsolidated investees accounted for on the equity method (see Note C). For the year ended December 31, 1999, DDI and DDII paid to the Company $1.4 million and $1.1 million, respectively, for such management services. Such revenue amounts are included in "Income (loss) from equity investees plus related income" in the Consolidated Statement of Operations. At December 31, 1999, the Company had receivables from DDI and DDII of $6.3 million and $1.8 million, respectively, which are included in "Accounts Receivable: Other".

    In 1999, the Company entered into an agreement pursuant to which the Company will supervise the construction of the drillship Navis Explorer I and manage it following its delivery (see Note C). For the year ended December 31, 1999, Navis paid to the Company $.7 million for such services. At December 31, 1999, the Company had a receivable from Navis of $.8 million.

   The former owners of a company acquired by the Company in 1992, who currently are employees of the Company and were officers of Falcon, lease crewboats, tugboats and supply barges and other vessels to Falcon at a contracted bareboat rate of $100 per day for crewboats and tugboats and $60 per day for other vessels, with Falcon responsible for drydocking, painting and repairs. The former owners received revenues of $1.1 million, $.9 million and $.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   William R. Ziegler, a Director and stockholder of the Company, is a partner in a law firm which provided legal services to the Company and certain of its affiliated entities. Fees paid by the Company to this law firm were $.1 million and $.2 million for the years ended December 31, 1998, and 1997, respectively.

   Michael E. Porter, a Director and stockholder of the Company, who provided consulting services to the Company, received $.4 million in the year ended December 31, 1998.

   Steven A. Webster, a Director and stockholder of the Company, who provided consulting services to the Company, received $.2 million in the year ended December 31, 1999.

   In June 1994, the Company entered into an agreement with Eilert-Olsen Investments, Inc. (Eilert-Olsen), to buy the equity interest in Eilert-Olsen for a nominal purchase price. In June 1994, Eilert-Olsen acquired three barge drilling rigs for a cost of approximately $2.8 million consisting of cash of approximately $.9 million and the assumption of debt of approximately $1.9 million secured by the three barge drilling rigs. The Company advanced $.9 million to Eilert-Olsen in June 1994 and has
subsequently  advanced  approximately $.2 million,  $.5  million  and   $.5
million   for  the  years  ended  December  31,  1999,  1998,   and   1997,
respectively, to pay principal and interest due on this debt. Due to the Company's affiliation with Eilert-Olsen, the financial statements of Eilert-Olsen and the option to purchase Eilert-Olsen from inception have been consolidated with the financial statements of the Company and, accordingly, the accounts and transactions between the Company and Eilert-Olsen have been eliminated in consolidation.

   In 1997, the Company paid $.4 million to Bantam Services, Inc. under a contract pursuant to which Bantam is to supply, at cost, groceries and supplies to be used on certain of the Company's rigs. Bantam is entitled under the contract to bill third parties for meals and lodging supplied to their personnel on such rigs. In the absence of such contract, the Company would be entitled to bill the third parties for the food and lodging provided. Bantam is owned by an officer of Falcon Workover Company, Inc., a wholly-owned subsidiary of the Company.

(M)       SEGMENT INFORMATION

   The Company's revenues are generated primarily from its marine drilling rigs. The Company's management has organized these rigs by general equipment types based on water depth capability. Any rig capable of drilling in water depths greater than 400 feet is considered deepwater. In addition, as a result of the purchase of Cliffs Drilling, the Company provides turnkey drilling services and land drilling operations both of which are included in the engineering services and land operations segment. The Company's development segment primarily consists of the Company's oil and gas operations (see Note P).

    Operating revenues and income by segment for the years ended December 31, 1999, 1998 and 1997 is as follows (in millions):

                                    1999         1998          1997
                                  -------      -------       -------
Operating revenues by segment:
 Deepwater                        $ 359.4      $ 392.5       $ 349.3
 Shallow water                      202.9        382.9         333.2
 Inland water                       122.5        244.9         249.9
 Engineering services and
   land operations                  260.8         12.9            -
 Development                           .5           -             .6
 Intersegment                       (27.3)         (.6)           -
                                  -------      -------       -------
   Operating revenues               918.8      1,032.6         933.0
                                  -------      -------       -------
Operating income (loss) by
segment:
 Deepwater                           87.8         42.3         170.4
 Shallow water                      (10.4)       194.4         145.6
 Inland water                        (6.5)        52.4          96.5
 Engineering services and
   land operations                   56.6          1.3            -
 Development                         (3.6)       (20.2)       (129.6)
 Profit elimination                  (4.5)         (.2)           -
                                  -------      -------       -------
                                    119.4        270.0         282.9

Unallocated depreciation
  and amortization                   (4.4)        (1.0)          (.4)
Unallocated general
  and administrative                (69.9)       (61.2)        (55.7)
Unallocated merger expenses            -           8.0         (66.4)
                                  -------      -------       -------
Operating income                  $  45.1      $ 215.8       $ 160.4
                                  =======      =======       =======

    Total assets by segment at December 31, 1999, 1998 and 1997 were as follows (in millions):

                              1999         1998         1997
                           ---------    ---------    ---------
   Deepwater               $ 2,942.5    $ 2,101.7    $ 1,256.1
   Shallow water             1,263.5      1,038.5        445.2
   Inland water                227.7        251.2        228.0
   Engineering services
    and land operations        166.7        159.3           -
   Development                  49.5         11.6         71.4
   Corporate                   266.2        151.7         10.7
                           ---------    ---------    ---------
        Total              $ 4,916.1    $ 3,714.0    $ 2,011.4
                           =========    =========    =========

   Geographic information about the Company's operations for the three years ended December 31, 1999 is as follows (in millions):

                                      1999        1998        1997
                                   ---------   ---------   ---------
          Operating revenues: (1)
           United States           $   276.8   $   453.0   $   451.2
           Europe                      198.8       251.9       247.3
           West Africa                  80.8       126.5        69.9
           Southeast Asia               60.2        83.4        82.4
           South America               279.2        75.2        50.9
           Australia                    14.9        26.2        23.4
           Mediterranean-
               Middle East               8.1        16.4         7.9
           Corporate                      -           -           -
                                   ---------   ---------   ---------
             Total                 $   918.8   $ 1,032.6   $   933.0
                                   =========   =========   =========
          Identifiable assets:
           United States           $ 2,012.6   $ 1,133.3   $   933.3
           Europe                      781.2       922.4       535.2
           Southeast Asia              992.8       659.3        92.7
           South America               566.1       499.1       175.1
           West Africa                 227.1       247.9       190.3
           Mediterranean-
              Middle East               51.5        76.3        52.2
           Australia                    18.6        24.0        21.9
           Corporate                   266.2       151.7        10.7
                                   ---------   ---------   ---------
              Total                $ 4,916.1   $ 3,714.0   $ 2,011.4
                                   =========   =========   =========
  _____________
  (1) Revenues are shown by countries in which the Company's marine and drilling units operated.

    For the year ended December 31, 1999, revenues from PDVSA Exploration and Production of approximately $175.1 million ($160.1 million reported in the engineering services and land operations segment and $15.0 million reported in the shallow water segment) accounted for 19.0% of the Company's total operating revenues and revenues from British Petroleum and affiliates of approximately $119.5 million ($113.8 million reported in the deepwater segment and $5.7 million reported in the shallow water segment) accounted for 13.0% of the Company's total operating revenues. For the year ended December 31, 1998, revenues from British Petroleum and affiliates of approximately $116.1 million, reported in the deepwater segment, accounted for 11.2% of the Company's total operating revenues. For the year ended December 31, 1997, there were no customers that individually accounted for 10.0% or more of the Company's total operating revenues.

(N)  EARNINGS PER SHARE

   Basic net income (loss) per common share is computed by dividing net income (loss), after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is the same as basic and assumes the exercise of outstanding stock options and the issuance of restricted stock both computed using the treasury stock method.

   The following table reconciles the numerators and denominators of the basic and diluted per common share computations for income (loss) from continuing operations before extraordinary loss for the three years ended December 31, 1999, 1998 and 1997 as follows (in millions except per share amounts):

                                              1999       1998      1997
                                            --------   -------   --------
   Numerator:
   Income (loss) from continuing operations
     before extraordinary loss              $  (67.8)  $  91.0   $   29.8
   Dividends and accretion on
    preferred stock                             33.7        -          -
                                            --------   -------   --------
   Income (loss) from continuing operations
     before extraordinary loss
     - basic and diluted                    $ (101.5)  $  91.0   $   29.8
                                            ========   =======   ========
   Denominator:
   Weighted average common shares
     outstanding - basic                       192.7     167.5     164.1
   Outstanding stock options and
      restricted stock                            -        1.3       2.1
                                            --------   -------  --------
   Weighted average common shares
    outstanding and assumed
    conversions - diluted                      192.7     168.8     166.2
                                            ========   =======   =======
   Earnings per share:
   Income (loss) from continuing operations
     before extraordinary loss:
          Basic                             $   (.53)  $   .54   $   .18
          Diluted                           $   (.53)  $   .54   $   .18

(O)  DISCONTINUED OPERATIONS

   In March 1998, the Company decided to divest its oil and gas segment, and in the Company's financial statements previously filed with the SEC for the three years ended December 31, 1997, 1996 and 1995 and the first three quarters of 1998, the segment was accounted for as a discontinued operation. However in March 1999, the Company had not been able to divest this segment on terms it found acceptable and in accordance with generally accepted accounting principles the Company reclassified its financial statements as if this segment had not been discontinued. In 1997, a $36.0 million reserve for estimated losses from operations until disposal had been recorded and in 1998 it was reversed in accordance with the Company reclassifying the oil and gas segment as if it had not been discontinued.

(P)  OIL AND GAS OPERATIONS

   The Company, primarily through its majority-owned subsidiary Devco and, to an insignificant extent through its wholly-owned subsidiaries Raptor Exploration Company, Inc. and Cliffs Oil and Gas Company, engages in oil and gas exploration activities. Devco engages primarily in the acquisition of working interests in offshore oil and gas properties pursuant to which it shares in reservoir and oil and gas price risks and thus profits and losses from such properties.

   In 1998, Devco incurred dryhole costs of $11.7 million and asset impairment charges of $11.3 million. In 1997, Devco incurred dryhole costs of $65.1 million and asset impairment charges of $42.8 million. The Company's oil and gas operations are not significant; therefore, applicable disclosures are not required at December 31, 1999 and 1998 or for the years ended December 31, 1999, 1998 and 1997.

(Q)  RESTRUCTURING EXPENSES

   On April 7, 1999, the Company announced that Mr. Steven Webster, the Company's President and Chief Executive Officer, had agreed to resign from these officer positions effective May 31, 1999. On May 19, 1999, Mr. Paul
B. Loyd, Jr., the Company's Chairman of the Board, was elected as the Company's Chief Executive Officer, and Mr. Andrew Bakonyi was elected as
President and Chief Operating Officer. Mr. Webster remains a Director of the Company.

   As a result of Mr. Webster's resignation and the termination of certain other executive officers, the Company incurred $6.6 million of expense in the second quarter of 1999. Such expense is reported as general and administrative expense in the Company's Consolidated Statement of Operations.

    As a result of the termination of Mr. Douglas E. Swanson as President and Chief Executive Officer of Cliffs Drilling, the Company entered into a termination agreement and a non-competition agreement contract with Mr. Swanson. The related termination contract expense of $2.6 million will be amortized over three years. Amortization for 1999 amounted to $.4 million and is included in "Other, net" per the Consolidated Statement of Operations. Mr. Swanson remains a Director of the Company.

(R) QUARTERLY FINANCIAL DATA (unaudited)

   Summarized quarterly financial data for the two years ended December 31, 1999, are as follows (in millions except for per share amounts):

                                                 Quarter
                               -------------------------------------------
                                First   Second    Third   Fourth    Total
                               -------  -------  -------  -------  -------
1999:
Operating revenues             $ 243.8  $ 226.5  $ 214.2  $ 234.3  $  918.8
Gross income (1)               $  48.2  $  34.2  $  49.0  $  17.1  $  148.5
Income (loss) from continuing
  operations before
  extraordinary loss (2)       $   3.3  $ (14.2) $ (22.4) $ (34.5) $  (67.8)
Extraordinary loss (3)         $  (1.7) $    -   $    -   $    -   $   (1.7)
Net income (loss)              $   1.6  $ (14.2) $ (22.4) $ (34.5) $  (69.5)
Net income (loss) per
 common share:
  Basic:
     Income (loss) from
      operations               $   .02  $  (.12) $  (.18) $  (.24) $   (.53)
     Extraordinary loss           (.01)     -        -        -        (.01)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .01  $  (.12) $  (.18) $  (.24) $   (.54)
                               =======  =======  =======  =======  ========

  Diluted:
     Income (loss) from
       operations              $   .02  $  (.12) $  (.18) $  (.24) $   (.53)
     Extraordinary loss           (.01)     -        -        -        (.01)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .01  $  (.12) $  (.18) $  (.24) $   (.54)
                               =======  =======  =======  =======  ========

1998(4):
Operating revenues             $ 279.3  $ 281.1  $ 243.5  $ 228.7  $1,032.6
Gross income (1)               $ 130.0  $ 126.4  $  77.3  $  53.5  $  387.2
Income (loss) from continuing
  operations before
  extraordinary loss (2)       $  61.5  $  59.9  $ (28.2) $  (2.2) $   91.0
Income from discontinued
  operations                   $   8.3  $    .5  $   7.7  $  19.5  $   36.0
Extraordinary loss (3)         $    -   $ (22.0) $    -   $  (2.2) $  (24.2)
Net income (loss)              $  69.8  $  38.4  $ (20.5) $  15.1  $  102.8
Net income (loss)
 per common share:
  Basic:
     Continuing operations     $   .37  $   .36  $  (.17) $  (.01) $    .54
     Discontinued operations       .05      .01      .05      .11       .21
     Extraordinary loss            -       (.13)     -       (.01)     (.14)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .42  $   .24  $  (.12) $   .09  $    .61
                               =======  =======  =======  =======  ========
  Diluted:
     Continuing operations     $   .37  $   .36  $  (.17) $  (.01) $    .54
     Discontinued operations       .05      -        .05      .11       .21
     Extraordinary loss            -       (.13)     -       (.01)     (.14)
                               -------  -------  -------  -------  --------
          Net income (loss)    $   .42  $   .23  $  (.12) $   .09  $    .61
                               =======  =======  =======  =======  ========
________________________
(1) Gross income represents operating revenues less operating expenses, depreciation and amortization, and other, net.
(2)  Cancellation of conversion project expense is included in the  following
     quarters:   $31.7 million in the third quarter of 1999, $3.0 million  in the fourth quarter of 1999, $85.8 million in the third quarter of 1998 and $32.5 million in the fourth quarter of 1998.
(3) The extraordinary losses incurred in the first quarter of 1999 and the second and fourth quarters of 1998 are shown net of a tax benefit of $.9 million, $11.9 million and $1.1 million, respectively.
(4) The quarterly financial data for 1998 has been adjusted to reflect the recontinuance of the Company's oil and gas operations (see Note O).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                 PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding the Company's officers and directors:

     Name                  Age          Position
     ----                  ---          --------
     Paul B. Loyd, Jr.     53           Director and President
     Steven A. Webster     48           Director
     Tim W. Nagle          49           Vice President and Treasurer
     Wayne K. Hillin       58           Secretary
     Roger L. Abel         56           Director

      Paul B. Loyd, Jr. has been a director of R&B Falcon since July 1997, Chairman of the Board of R&B Falcon since January 6, 1998, and Chief
Executive Officer of R&B Falcon since May 19, 1999. Mr. Loyd was Chief Executive Officer and Chairman of the Board of Reading & Bates Corporation from 1991 until December 31, 1997, when Reading & Bates Corporation merged with Falcon Drilling Company to form R&B Falcon. Mr. Loyd has been a director of the Company since March 1999.

      Steven A. Webster was Chief Executive Officer of R&B Falcon from its organization in July 1997 until May 19, 1999. Mr. Webster has been a director of R&B Falcon since its organization in July 1997. Mr. Webster served as Chief Executive Officer and Chairman of the Board of Falcon Drilling Company from its formation in 1991 until May 19, 1999. Mr. Webster has been a director of the Company since March 1999.

      Tim W. Nagle has been Executive Vice President of R&B Falcon since January 1998, and on May 19, 1999 he was also made Chief Financial Officer of R&B Falcon. Mr. Nagle was Chief Financial Officer of Reading &Bates Corporation for more than five years prior to that. Mr. Nagle has been a Vice President of the Company since March 1999.

      Wayne K. Hillin has been Senior Vice President of R&B Falcon since January 1998, and on May 19, 1999 was also made General Counsel of R&B Falcon. Mr. Hillin was Senior Vice President and General Counsel of Reading &Bates Corporation for more than five years prior to that. Mr. Hillin has been Secretary of the Company since March 1999.

      Roger L. Abel was Executive Vice President of Occidental Petroleum Corporation and President and Chief Operating Officer of Occidental Oil and Gas Corporation from 1997 until his retirement in early 1999. For more than five years prior to that, Mr. Abel served in various management positions with Conoco, Inc., including manager of Engineering and Research from 1988 to 1990, Vice President and General Manager of Engineering and Research from 1990 to 1991, Vice President of Conoco Russia from 1991 to
1993, and Chairman of Conoco Exploration Production Europe from 1993 to 1997. Mr. Abel has been a director of the Company since March 1999.

Item 11. Executive and Director Compensation

      The Company pays its independent director, Mr. Abel, a directors fee of $25,000 per year. The Company does not compensate any of its other directors or officers, although all of its other directors and officers are employees and/or directors of R&B Falcon and are compensated by R&B Falcon.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the number of shares of the Company's common stock beneficially owned by (1) each person or group known as the Company to own beneficially more than 5% of the outstanding shares of common stock, (2) each of the Company's directors, (3) each of the Company's executive officers, and (4) all of the Company's directors and executive officers as a group. Except as otherwise indicated, each of the persons or groups named below has sole voting power and investment power with respect to the Company's common stock.

                                          Common Stock
                                         ---------------
     Name of Beneficial Owner or Group   Shares  Percent
     ---------------------------------   ------  -------
     Paul B. Loyd, Jr.                     50     20.0%
     Steven A. Webster                     50     20.0%
     Tim W. Nagle                          50     20.0%
     Andrew Bakonyi                        50     20.0%
     Wayne K. Hillin                       50     20.0%
     All directors and executive
      officers as a group (5 persons)     200     80.0%

Item 13. Certain Relationships and Related Transactions

     The Company's officers and directors other than Mr. Abel are also officers and/or directors of R&B Falcon. The Company loaned $800.0 million to R&B Falcon pursuant to ten separate loans, each of which is secured by a mortgage on a drilling rig.

                            PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

  (a)Financial Statements and Exhibits

     1. Financial Statements:

      Report of Independent Public Accountants
      Balance Sheet as of December 31, 1999
      Statement  of  Operations for the period from  inception  (March  19,
        1999) to December 31, 1999
      Statement  of  Cash  Flows for the period from inception  (March  19,
        1999) to December 31, 1999
      Statement  of  Stockholders' Equity for  the  period  from  inception
        (March 19, 1999) to December 31, 1999
      Notes to Consolidated Financial Statements

     2. Exhibits:

      4.1 Indenture dated as of March 26, 1999, between RBF Finance Co., as Issuer, and United States Trust Company of New York, as Trustee, with respect to $400,000,000 11% Senior Secured Notes due 2006 and $400,000,000 11 3/8% Senior
            Secured Notes due 2009. (Filed as Exhibit 4.1 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      4.2 Registration Rights Agreement dated March 26, 1999 among RBF Finance Co., R&B Falcon Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. (Filed as
            Exhibit 4.2 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.1 Senior Secured Loan Agreement, Harvey Ward, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.2 Senior Secured Loan Agreement, Peregrine II, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.3 Senior Secured Loan Agreement, Peregrine I, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.4 Senior Secured Loan Agreement, Deepwater IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.5 Senior Secured Loan Agreement, Falrig 82, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.6 Senior Secured Loan Agreement, Peregrine IV, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.7 Senior Secured Loan Agreement, Peregrine VII, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.8 Senior Secured Loan Agreement, Falcon 100, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.9 Senior Secured Loan Agreement, W.D. Kent, dated March 26, 1999 between R&B Falcon Corporation, as Borrower, and RBF Finance Co., as Lender.

      10.10 Senior Secured Loan Agreement, Deepwater Millennium,  dated
            March   26,   1999  between  R&B  Falcon  Corporation,   as
            Borrower, and RBF Finance Co., as Lender.

      10.11 Issuer  Loan  Escrow Agreement dated March 26,  1999  among
            United States Trust Company of New York, R&B Falcon Corporation and RBF Finance Co. (Filed as Exhibit 10.2 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.12 Senior Secured Note Escrow Agreement dated March 26, 1999 among United States Trust Company of New York and RBF
            Finance Co. (Filed as Exhibit 10.3 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.13 Security Agreement dated as of March 26, 1999 from R&B Falcon Corporation to RBF Finance Co. (Deepwater Millenium). (Filed as Exhibit 10.14 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.14 Security Agreement dated as of March 26, 1999 from R&B Falcon Corporation to RBF Finance Co. (Deepwater IV).
            (Filed as Exhibit 10.15 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.15 Senior Secured Note Security and Pledge Agreement dated as of March 26, 1999 by RBF Finance Co. in favor of United States Trust Company. (Filed as Exhibit 10.16 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.16 First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Peregrine IV).
            (Filed as Exhibit 10.17 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.17 First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Peregrine VII).
            (Filed as Exhibit 10.18 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.18 First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and RBF Finance Co. (Falcon 100).
            (Filed as Exhibit 10.19 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.19 Deed of Covenants dated March 26, 1999 by and between R&B Falcon Corporation and R&B Finance Co. (Peregrine I).
            (Filed as Exhibit 10.20 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.20 Deed of Covenants dated March 26, 1999 by and between R&B Falcon Corporation and R&B Finance Co. (Peregrine II).
            (Filed as Exhibit 10.21 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.21 First Naval Mortgage dated April 12, 1999 by R&B Falcon Corporation to R&B Finance Co. (Harvey Ward). (Filed as
            Exhibit 10.22 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.22 First Naval Mortgage dated April 12, 1999 by R&B Falcon Corporation to R&B Finance Co. (W.D. Kent). (Filed as
            Exhibit 10.23 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      10.23 First Preferred Ship Mortgage made March 26, 1999 by R&B Falcon Corporation and R&B Finance Co. (Falrig 82). (Filed as Exhibit 10.24 to the Company's Registration Statement No. 333-79363 on Form S-4 dated May 26, 1999 and incorporated herein by reference.)

      27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission.)

 (b) Reports on Form 8-K
     There were no Current Reports on Form 8-K filed during the three


                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.


                                   RBF FINANCE CO.

                                   By /s/ Paul B. Loyd, Jr.
                                      ------------------------
                                      Paul B. Loyd, Jr.
                                      President and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2000.


By   /s/ Paul B. Loyd, Jr.       By   /s/ Tim W. Nagle
    ------------------------         -----------------------
     Paul B. Loyd, Jr.                Tim W. Nagle
     President and Director           Vice President and Treasurer
                                      Principal Accounting and
                                      Financial Officer)


By                               By   /s/ Steven A. Webster
    ------------------------         -----------------------
     Roger L. Abel                    Steven A. Webster
     Director                         Director