Form 10-Q
period 2000-03-31
RBF FINANCE CO
filed 2000-05-12
CIK 1084287

===========================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes _X_    No___


===========================================================================


                Forward-Looking Statements and Assumptions

     RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management and a director of R&B Falcon. All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon.

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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                           RBF Finance Co.

     The financial statements for the three months ended March 31, 2000 and for the period from inception (March 19,1999) to March 31, 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for such periods included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the period ended December 31,1999.



                              RBF FINANCE CO.

                               BALANCE SHEET
                              (in thousands)

                                               MARCH 31,    DECEMBER 31,
                                                  2000         1999
                                               ---------    -----------
                                              (unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                   $       1     $       1
   Interest receivable                             3,736        26,151
                                               ---------     ---------
     Total current assets                          3,737        26,152

 RECEIVABLE FROM R&B FALCON CORPORATION              540           460

 LOANS TO R&B FALCON CORPORATION                 800,000       800,000
                                               ---------     ---------
 TOTAL ASSETS                                  $ 804,277     $ 826,612
                                               =========     =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Accrued interest expense                    $   3,978     $  26,353
   Accrued income taxes                              104            90
                                               ---------     ---------
     Total current liabilities                     4,082        26,443
                                               ---------     ---------
 LONG-TERM OBLIGATIONS                           800,000       800,000
                                               ---------     ---------
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value                        -             -
   Capital in excess of par value                      1             1
   Retained earnings                                 194           168
                                               ---------     ---------
     Total stockholders' equity                      195           169
                                               ---------     ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 804,277     $ 826,612
                                               =========     =========

The accompanying notes are an integral part of the interim financial statements.


                              RBF FINANCE CO.

                          STATEMENT OF OPERATIONS
                              (in thousands)

                                         FOR THE          FOR THE PERIOD
                                          THREE           FROM INCEPTION
                                       MONTHS ENDED    (MARCH 19, 1999) TO
                                      MARCH 31, 2000      MARCH 31, 1999
                                      --------------      --------------
                                        (unaudited)
REVENUES:
 Interest income                         $  22,415           $   1,021
 Commitment fee                                  -                 295
                                         ---------           ---------
      Total revenues                        22,415               1,316
                                         ---------           ---------
EXPENSES:
 Interest expense                           22,375               1,226
                                         ---------           ---------
      Total expenses                        22,375               1,226
                                         ---------           ---------
INCOME BEFORE INCOME TAX EXPENSE                40                  90

INCOME TAX EXPENSE                              14                  32
                                         ---------           ---------
NET INCOME                               $      26           $      58
                                         =========           =========

The accompanying notes are an integral part of the interim financial statements.


                              RBF FINANCE CO.

                          STATEMENT OF CASH FLOWS
                              (in thousands)

                                                               FOR THE PERIOD
                                                  FOR THE      FROM INCEPTION
                                                   THREE      (MARCH 19, 1999)
                                                MONTHS ENDED         TO
                                               MARCH 31, 2000  MARCH 31, 1999
                                               --------------  --------------
                                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $     26       $      58
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Changes in assets and liabilities:
      Interest receivable                            22,415          (1,316)
      Receivable from R&B Falcon Corporation            (80)              -
      Accrued interest expense                      (22,375)          1,226
      Accrued income taxes                               14              32
                                                   --------       ---------
        Net cash provided by operating activities         -               -
                                                   --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to R&B Falcon Corporation                         -        (496,900)
                                                   --------       ---------
        Net cash used in investing activities             -        (496,900)
                                                   --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations                     -         800,000
  Issuance of common stock                                -               1
                                                   --------       ---------
        Net cash provided by financing activities         -         800,001
                                                   --------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 -         303,101

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1               -
                                                   --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      1       $ 303,101
                                                   ========       =========

The accompanying notes are an integral part of the interim financial statements.


                               RBF FINANCE CO.

                   NOTES TO INTERIM FINANCIAL STATEMENTS
                                (unaudited)


A)   BUSINESS, INDUSTRY CONDITIONS AND LIQUIDITY

          RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management and a director of R&B Falcon. R&B Falcon provides for the administrative costs of the Company. On March 26, 1999, the Company issued two series of senior secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009. The proceeds from the Senior Secured Notes were then loaned to R&B Falcon.

          All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. The following is a description of R&B Falcon's industry conditions and liquidity.

          Activity  in the contract drilling industry and related  oil  and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, but there can be no assurance that demand for drilling rigs and related services will recover in a similar manner. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements,
     6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact R&B Falcon's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from R&B Falcon's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of R&B Falcon's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil and gas prices decline or a weakness in crude oil and gas prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse effect on R&B Falcon's liquidity, financial position and results of operations.

          R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 2000 to total approximately $430.0 million. As of March 31, 2000, R&B Falcon had $509.6 million of cash, cash equivalents, cash dedicated to capital projects and short-term investments. Also, R&B Falcon is considering certain asset sales, including the Seillean and Iolair.

          R&B Falcon has limited ability under its indenture covenants to incur additional recourse indebtedness. However, R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations.

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

        Loans to R&B Falcon at March 31, 2000 consisted of the following (in thousands):

                        7-year     10-year      Total     Collateral
                        ------     -------      -----     ----------
  Loan to R&B Falcon  $ 112,800   $ 112,800   $ 225,600   Deepwater Navigator
  Loan to R&B Falcon    104,950     104,950     209,900   Deepwater Millennium
  Loan to R&B Falcon     83,000      83,000     166,000   Deepwater Expedition
  Loan to R&B Falcon     52,650      52,650     105,300   Falcon 100
  Loan to R&B Falcon     14,250      14,250      28,500   Peregrine II
  Loan to R&B Falcon     11,000      11,000      22,000   Deepwater Discovery
  Loan to R&B Falcon      8,000       8,000      16,000   Peregrine I
  Loan to R&B Falcon      5,950       5,950      11,900   W.D. Kent
  Loan to R&B Falcon      5,400       5,400      10,800   Falrig 82
  Loan to R&B Falcon      2,000       2,000       4,000   Harvey H. Ward
                      ---------   ---------   ---------
  Total               $ 400,000   $ 400,000   $ 800,000
                      =========   =========   =========

C)   LONG-TERM OBLIGATIONS

         Long-term obligations at March 31, 2000 consisted of the following (in thousands):

          11% Senior Secured Notes due March 2006       $ 400,000
          11.375% Senior Secured Notes due March 2009     400,000
                                                        ---------
          Long-term obligations                         $ 800,000
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

          As of March 31, 2000, the Company estimates the fair value of its debt obligations to be $850.7 million.


     The following are the unaudited consolidated financial statements of R&B Falcon as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Houston, Texas
May 2, 2000


                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                               (in millions)

                                                    MARCH 31,  DECEMBER 31,
                                                       2000        1999
                                                    ---------   ---------
                                                   (unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents, gross                 $   355.8   $   415.5
   Less cash dedicated to capital projects              (79.8)     (160.4)
                                                    ---------   ---------
   Cash and cash equivalents, net                       276.0       255.1
   Short-term investments                               153.8       301.5
   Accounts receivable:
     Trade, net                                         139.5       141.3
     Other                                               63.2        86.0
   Materials and supplies inventory                      61.3        52.6
   Drilling contracts in progress                         7.7        16.7
   Other current assets                                  19.3        19.7
                                                    ---------   ---------
     Total current assets                               720.8       872.9
                                                    ---------   ---------
 INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
   INVESTEES                                             81.7        82.7
                                                    ---------   ---------
 PROPERTY AND EQUIPMENT:
   Drilling                                           4,150.0     4,041.1
   Other                                                269.8       256.1
                                                    ---------   ---------
     Total property and equipment                     4,419.8     4,297.2
   Accumulated depreciation                            (704.4)     (662.0)
                                                    ---------   ---------
     Net property and equipment                       3,715.4     3,635.2
                                                    ---------   ---------
 GOODWILL, NET OF ACCUMULATED AMORTIZATION               87.3        84.8
                                                    ---------   ---------
 DEFERRED CHARGES AND OTHER ASSETS                      178.6       246.3
                                                    ---------   ---------
 TOTAL ASSETS                                       $ 4,783.8   $ 4,921.9
                                                    =========   =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Long-term obligations due within one year        $    34.0   $    20.1
   Accounts payable - trade                              36.7       110.7
   Accrued liabilities                                  209.6       227.8
                                                    ---------   ---------
     Total current liabilities                          280.3       358.6
 LONG-TERM OBLIGATIONS                                2,919.5     2,933.4
 OTHER NONCURRENT LIABILITIES                            43.0        39.7
 DEFERRED INCOME TAXES                                   38.6        53.2
                                                    ---------   ---------
     Total liabilities                                3,281.4     3,384.9
                                                    ---------   ---------
 COMMITMENTS AND CONTINGENCIES

 MINORITY INTEREST                                       57.8        56.6
                                                    ---------   ---------
 REDEEMABLE PREFERRED STOCK                             288.8       276.0
                                                    ---------   ---------
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value                           1.9         1.9
   Capital in excess of par value                     1,117.3     1,113.4
   Retained earnings                                     43.9        95.9
   Other                                                 (7.3)       (6.8)
                                                    ---------   ---------
     Total stockholders' equity                       1,155.8     1,204.4
                                                    ---------   ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 4,783.8   $ 4,921.9
                                                    =========   =========

  The accompanying notes are an integral part of the interim consolidated financial statements.



                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                  (in millions except per share amounts)
                                (unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           2000       1999
                                                         -------    -------
OPERATING REVENUES:
  Deepwater                                              $  70.4    $  90.2
  Shallow water                                             45.1       66.8
  Inland water                                              26.5       31.0
  Engineering services and land operations                  63.6       55.8
  Development                                                1.9         -
                                                         -------    -------
        Total operating revenues                           207.5      243.8
                                                         -------    -------
COSTS AND EXPENSES:
  Deepwater                                                 45.1       43.3
  Shallow water                                             32.2       48.3
  Inland water                                              27.4       27.9
  Engineering services and land operations                  50.5       38.3
  Development                                                 .8        1.0
  Depreciation and amortization                             44.2       36.5
  General and administrative                                14.5       15.8
                                                         -------    -------
        Total costs and expenses                           214.7      211.1
                                                         -------    -------
OPERATING INCOME (LOSS)                                     (7.2)      32.7
                                                         -------    -------
OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized interest            (51.9)     (28.4)
  Interest income                                            9.2        4.6
  Income (loss) from equity investees plus related income   (3.6)        .6
  Other, net                                                 (.4)       (.2)
                                                         -------    -------
        Total other income (expense)                       (46.7)    (23.4)
                                                         -------    -------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY LOSS                          (53.9)       9.3
                                                         -------    -------
INCOME TAX EXPENSE  (BENEFIT):
  Current                                                   (2.1)       7.8
  Deferred                                                 (14.5)      (4.5)
                                                         -------    -------
        Total income tax expense (benefit)                 (16.6)       3.3
                                                         -------    -------
MINORITY INTEREST                                           (1.8)      (2.7)
                                                         -------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                    (39.1)       3.3
EXTRAORDINARY LOSS, NET OF TAX BENEFIT                        -        (1.7)
                                                         -------    -------
NET INCOME (LOSS)                                          (39.1)       1.6
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                  12.9         -
                                                         -------    -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS      $ (52.0)   $   1.6
                                                         =======    =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Income (loss) before extraordinary loss and after
       preferred stock dividends                         $  (.27)   $   .02
     Extraordinary loss                                      -         (.01)
                                                         -------    -------
          Net income (loss)                              $  (.27)   $   .01
                                                         =======    =======
  Diluted:
     Income (loss) before extraordinary loss and after
       preferred stock dividends                         $  (.27)   $   .02
     Extraordinary loss                                      -         (.01)
                                                         -------    -------
          Net income (loss)                              $  (.27)   $   .01
                                                         =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                    193.0      192.5
                                                         =======    =======
  Diluted                                                  193.0      193.5
                                                         =======    =======

  The accompanying notes are an integral part of the interim consolidated financial statements.


                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in millions)(unaudited)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ----------------
                                                               2000     1999
                                                             -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ (39.1)  $   1.6
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Depreciation and amortization                              44.2      36.5
    Deferred income taxes                                     (14.5)     (5.1)
    Recognition of deferred expenses                            3.7       2.6
    Deferred compensation                                        .9       1.2
    (Income) loss from equity investees plus related income     3.6       (.6)
    Minority interest in income of consolidated subsidiaries    1.8       2.7
    Extraordinary loss from extinguishment of
     debt, net of tax benefit                                    -        1.7
    Changes in assets and liabilities:
      Accounts receivable, net                                 24.6      32.3
      Materials and supplies inventory                         (6.2)     (4.2)
      Drilling contracts in progress                            9.0       1.7
      Deferred charges and other assets                       (16.5)    (25.6)
      Accounts payable - trade                                (74.0)     (7.4)
      Accrued liabilities                                     (17.8)     (4.9)
      Accrued interest                                          6.3      34.5
      Income taxes                                             (9.8)      5.4
      Other, net                                                1.5       3.3
                                                            -------   -------
        Net cash (used in) provided by operating activities   (82.3)     75.7
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                         -        1.4
  Purchases of property and equipment                        (126.1)   (236.3)
  Decrease in cash dedicated to capital projects               80.6        -
  Sale (purchase) of short-term investments                   147.7     (34.0)
  Increase in investments in and advances to
    unconsolidated investees                                   (2.6)   (142.3)
                                                            -------   -------
        Net cash provided by (used in) investing activities    99.6    (411.2)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving credit facilities                    -     (150.0)
  Net payments on short-term obligations                         -     (123.4)
  Proceeds from long-term obligations                            -    1,000.0
  Principal payments on long-term obligations                    -       (2.0)
  Distribution to minority shareholders of
   consolidated subsidiaries, net of contributions              (.6)    (21.0)
  Exercise of stock options                                     4.2        -
  Other                                                          -        (.4)
                                                            -------   -------
         Net cash provided by financing activities              3.6     703.2
                                                            -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      20.9     367.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              255.1     177.4
                                                            -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 276.0   $ 545.1
                                                            =======   =======
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest                $  60.5   $   7.6
  Income taxes paid                                         $  13.4   $   3.0

 The accompanying notes are an integral part of the interim consolidated financial statements.


                          R&B FALCON CORPORATION
                             AND SUBSIDIARIES

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - At March 31, 2000, $33.9 million of cash, cash equivalents and short-term investments related to the Company's majority-owned subsidiary Arcade Drilling AS ("Arcade"). Arcade's cash, cash equivalents and short-term investments are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991. Such restrictions preclude the Company from borrowing any cash from Arcade.

          In the third quarter of 1999, the Company completed the project financing for the Deepwater Nautilus and the Deepwater Frontier (which the Company owns 60%) and as a result $79.8 million of the Company's cash at March 31, 2000 was restricted as to use. Such amount consists of $29.8 million related to the financing of the Deepwater Nautilus and will be used for capital expenditures and certain principal and interest payments. The remaining $50.0 million relates to the financing for the construction of the Deepwater Frontier which collateralizes a five year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. As a result of the above, the cash dedicated to these capital projects has been reclassified to Other Assets.

          GOODWILL - Goodwill was recorded as a result of the purchase of Cliffs Drilling Company ("Cliffs Drilling") in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of a previously unrecognized income tax contingency incurred by Cliffs Drilling prior to December 1998. For the three months ended March 31, 2000 and 1999 amortization of goodwill was $.5 million and $.4 million, respectively.

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended March 31, 2000 and 1999 was $17.2 million and $14.6 million, respectively. Interest capitalized is included as a reduction of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the write-off of unamortized debt issuance costs.

          NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, an amendment to SAB 101 was issued allowing the Company to extend its evaluation of SAB 101 by three months. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the second quarter of 2000.

          RECLASSIFICATION   -  Certain  prior  period   amounts   in   the
     consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

B)   CONTINGENCIES

          GENERAL - The Company's construction and upgrade projects are subject to the risks of delay and cost overruns inherent in any large construction project, including shortages of equipment, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases and shortages of materials or skilled labor. Significant cost overruns or delays would adversely affect the Company's liquidity, financial condition and results of operations. Delays could also result in penalties under, or the termination of, the long-term contracts under which the Company plans to operate these rigs.

          The Falcon 100, Deepwater Navigator and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator have cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company does not believe that Petrobras, the customer for the Falcon 100, had the right to cancel such contract. The Company is considering the Company's rights with respect to termination of the contract. The Company has received a letter of intent from another customer for the Falcon 100 to commence a six-month drilling contract in the third quarter of 2000. Also, the Company has received a three-year drilling contract from Petrobras for the use of the Deepwater Navigator offshore Brazil. The customer for the Deepwater Expedition did not cancel its drilling contract and the Company has received a notice of claims amounting in the aggregate of $9.6 million and R$1.1 million in penalties under the contracts for delay in commencement of operations. The Company is preparing a response contesting such claim. However, if late penalties are imposed on the Deepwater Expedition, such amounts will be capitalized and amortized over the term of the initial drilling contract, subject to a determination of realizability.

          LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly-owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly-owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

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

          In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, Cliffs Drilling intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, two insurers have denied coverage and the others have reserved their rights. If necessary, Cliffs Drilling and the Company intend to take appropriate legal action to enforce Cliffs Drilling's rights with respect to such policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

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

C)   SEGMENT INFORMATION

          Segment information for the three months ended March 31, 2000 and 1999 is as follows (in millions):

                                               Three Months Ended
                                                   March 31,
                                               -----------------
                                                 2000      1999
                                               -------   -------
    Operating revenues by segment:
      Deepwater                                $  70.7   $  90.2
      Shallow water                               47.5      67.3
      Inland water                                27.9      31.0
      Engineering services and land operations    63.6      55.8
      Development                                  1.9        -
      Intersegment                                (4.1)      (.5)
                                               -------   -------
         Total operating revenues              $ 207.5   $ 243.8
                                               =======   =======
    Operating income (loss) by segment:
      Deepwater                                $   6.3   $  34.0
      Shallow water                               (1.7)      4.7
      Inland water                                (6.5)     (3.8)
      Engineering services and land operations    10.0      15.6
      Development                                   .7      (1.1)
                                               -------   -------
                                                   8.8      49.4
      Unallocated depreciation and amortization   (1.5)      (.9)
      Unallocated general and administrative     (14.5)    (15.8)
                                               -------   -------
      Operating income (loss)                  $  (7.2)  $  32.7
                                               =======   =======

          For the three months ended March 31, 2000, revenues from PDVSA Exploration and Production of $32.5 million ($31.9 million reported in the engineering services and land operations segment and $.6 million reported in the inland water segment) accounted for 15.7% of the Company's consolidated operating revenues. For the three months ended March 31, 1999, revenues from PDVSA Exploration and Production of $43.4 million (reported in the engineering services and land operations segment) accounted for 17.8% of the Company's consolidated operating revenues.

          Total assets by segment were as follows (in millions):

                                                 March 31, December 31,
                                                   2000        1999
                                                ---------   ---------
      Deepwater                                 $ 2,878.3   $ 2,942.5
      Shallow water                               1,203.0     1,263.5
      Inland water                                  344.4       227.7
      Engineering services and land operations      134.4       172.5
      Development                                    56.4        49.5
      Corporate                                     167.3       266.2
                                                ---------   ---------
              Total                             $ 4,783.8   $ 4,921.9
                                                =========   =========

D)   EARNINGS PER SHARE

          The  following table summarizes the basic and diluted  per  share computations for income (loss) before extraordinary loss and after preferred stock dividends for the three months ended March 31, 2000 and 1999 (in millions except per share amounts):

                                                       Three Months
                                                      Ended March 31,
                                                     -----------------
                                                       2000      1999
                                                     -------   -------
     Numerator:
      Income (loss) before extraordinary loss        $ (39.1)  $   3.3
      Dividends and accretion on preferred stock       (12.9)       -
                                                     -------   -------
      Income (loss) before extraordinary loss
        and after preferred stock dividends -
        basic and diluted                            $ (52.0)  $   3.3
                                                     =======   =======
     Denominator:
      Weighted average common shares
        outstanding - basic                            193.0     192.5
      Outstanding stock options and restricted
        stock awards                                      -        1.0
                                                     -------   -------
      Weighted average common shares outstanding
        - diluted                                      193.0     193.5
                                                     =======   =======
     Earnings per share:
      Income (loss) before extraordinary loss
        and after preferred stock dividends:
            Basic                                    $  (.27)  $   .02
            Diluted                                  $  (.27)  $   .02

E)   STOCK AWARDS

          During the first three months of 2000, the Company granted stock options, with respect to the Company's common stock, of approximately 2,122,461 shares to executive officers and certain employees of the Company and approximately 109,500 shares to non-employee members of the board of directors. Such options vest at varying times from six months to three years and were granted at prices ranging from $12.469 to $12.719 per share (the market price on the date of grants). All such options expire ten years from the date of grant. Also in the first three months of 2000, restricted stock awards with respect to 135,300 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested four years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be expensed ratably over the period during which the shares vest.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management and a director of R&B Falcon.

      On March 26, 1999, the Company issued two series of senior secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009. The proceeds from the Senior Secured Notes were then loaned to R&B Falcon. All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. See Notes A, B and C of Notes to Interim Financial Statements.

Results of Operations

     The Company's results of operations for the three months ended March 31, 2000 and for the period from inception (March 19, 1999) to March 31, 1999 consists of interest and commitment fee revenues from the loans to R&B Falcon offset by interest expense on the Senior Secured Notes. Interest income and interest expense increased for the three months ended March 31, 2000 as compared to the same period in 1999 as a result of the Company issuing the Senior Secured Notes and loans to R&B Falcon in the latter part of March 1999.

Liquidity And Capital Resources

     Cash Flows

     Cash flows from operating activities are the result of interest income from R&B Falcon completely offset by interest expense to the holders of the Senior Secured Notes.

     Net cash used in investing activities was $496.9 million for the period from inception (March 19, 1999) to March 31, 1999 and was the result of loans to R&B Falcon.

     Net cash provided by financing activities was $800.0 million for the period from inception (March 19, 1999) to March 31, 1999 and was the result of proceeds from the issuance of debt obligations. R&B Falcon paid all expenses related to the issuance of such debt obligations.

     Liquidity

     All of the Company's future cash flows and long-term obligations are guaranteed by R&B Falcon. The following is a description of R&B Falcon's industry conditions and liquidity.

     Activity in the contract drilling industry and related oil and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, but there can be no assurance that demand for drilling rigs and related services will recover in a similar manner. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact R&B Falcon's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from R&B Falcon's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of R&B Falcon's deepwater rigs. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil and gas prices decline or a weakness in crude oil and gas prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse effect on R&B Falcon's liquidity, financial position and results of operations.

     R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 2000 to total approximately $430.0 million. As of March 31, 2000, R&B Falcon had $509.6 million of cash, cash equivalents, cash dedicated to capital projects and short-term investments. Also, R&B Falcon is considering certain asset sales, including the Seillean and Iolair.

     R&B Falcon has limited ability under its indenture covenants to incur additional recourse indebtedness. However, R&B Falcon believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, cash on hand, potential asset sales and/or new financings will be sufficient to satisfy R&B Falcon's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations. If R&B Falcon were to build excess cash balances, it will most likely use a portion of the excess to retire debt and/or preferred obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates with respect to its debt obligations. The Company's debt obligations as of March 31, 2000 consist of $400.0 million at a fixed rate of 11% due March 2006 and $400.0 million at a fixed rate of 11.375% due March 2009. The estimated fair value of both debt obligations at March 31, 2000 was $850.7 million.


                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      27 - Financial  Data Schedule.  (Exhibit 27 is being  submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b)   Reports on Form 8-K

          There were no Current Reports on Form 8-K filed during the three months ended March 31, 2000.



                           SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RBF FINANCE CO.


Date:  May 12, 2000                   By  /s/T. W. Nagle
                                         -----------------------
                                         T. W. Nagle
                                         Vice President and Treasurer
                                         (Principal Accounting and Financial
                                         Officer)