Form 10-Q
period 2000-06-30
RBF FINANCE CO
filed 2000-08-11
CIK 1084287

==================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                          -------------------
                              FORM 10-Q

(Mark One)
 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000
                                  or
 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 333-79363

                           RBF FINANCE CO.

        (Exact name of registrant as specified in its charter)

              Delaware                             76-0599699
    (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)             Identification No.)

               901 Threadneedle, Houston, Texas  77079
          (Address of principal executive offices)(Zip Code)


                            (281) 496-5000
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X      No___



======================================================================

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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                           RBF Finance Co.

     The financial statements for the three month periods ended June 30, 2000 and 1999, for the six months ended June 30, 2000 and for the period from inception (March 19,1999) to June 30, 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for such periods included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the period ended December 31,1999.


                           RBF FINANCE CO.

                            BALANCE SHEET
                           (in thousands)



                                             JUNE 30,   DECEMBER 31,
                                                2000       1999
                                             --------    ---------
                                           (unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                 $       1    $       1
   Interest receivable                          26,151       26,151
                                             ---------    ---------
    Total current assets                        26,152       26,152

 RECEIVABLE FROM R&B FALCON CORPORATION            540          460

 LOANS TO R&B FALCON CORPORATION               800,000      800,000
                                             ---------    ---------
 TOTAL ASSETS                                $ 826,692    $ 826,612
                                             =========    =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Accrued interest expense                  $  26,353    $  26,353
   Accrued income taxes                            118           90
                                             ---------    ---------
    Total current liabilities                   26,471       26,443
                                             ---------    ---------
 LONG-TERM OBLIGATIONS                         800,000      800,000
                                             ---------    ---------
 STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                       -            -
  Capital in excess of par value                     1            1
  Retained earnings                                220          168
                                             ---------    ---------

     Total stockholders' equity                    221          169
                                             ---------    ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 826,692    $ 826,612
                                             =========    =========

The accompanying notes are an integral part of the interim financial statements.


                            RBF FINANCE CO.

                        STATEMENT OF OPERATIONS
                             (in thousands)
                              (unaudited)
                                                               FOR THE
                                                                PERIOD
                                                                 FROM
                                                       SIX     INCEPTION
                                 THREE MONTHS ENDED   MONTHS  (MARCH 19,
                                      JUNE 30,        ENDED    1999) TO
                                 ------------------  JUNE 30,  JUNE 30,
                                    2000      1999     2000      1999
                                 --------  --------  --------  --------
REVENUES:
  Interest income                $ 22,415  $ 20,935  $ 44,830  $ 21,956
  Commitment fee                        -     1,451         -     1,746
                                 --------  --------  --------  --------
    Total revenues                 22,415    22,386    44,830    23,702
                                 --------  --------  --------  --------
EXPENSES:
  Interest expense                 22,375    22,392    44,750    23,618
                                 --------  --------  --------  --------
    Total expenses                 22,375    22,392    44,750    23,618
                                 --------  --------  --------  --------

INCOME (LOSS) BEFORE INCOME TAXES      40        (6)       80        84

INCOME TAX EXPENSE (BENEFIT)           14        (2)       28        30
                                 --------  --------  --------  --------
NET INCOME (LOSS)                $     26  $     (4) $     52  $     54
                                 ========  ========  ========  ========

The accompanying notes are an integral part of the interim financial statements.


                           RBF FINANCE CO.

                       STATEMENT OF CASH FLOWS
                            (in thousands)
                              (unaudited)
                                                             FOR THE
                                                              PERIOD
                                                    FOR THE    FROM
                                                      SIX    INCEPTION
                                                     MONTHS  (MARCH 19,
                                                     ENDED    1999) TO
                                                    JUNE 30,  JUNE 30,
                                                      2000     1999
                                                     -----   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  52   $     54
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Changes in assets and liabilities:
     Interest receivable                                 -    (22,491)
     Receivable from R&B Falcon Corporation            (80)         -
     Accrued interest expense                            -     23,618
     Accrued income taxes                               28         30
                                                     -----   --------
       Net cash provided by operating activities         -      1,211
                                                     -----   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to R&B Falcon Corporation                        -   (800,000)
                                                     -----   --------
      Net cash used in investing activities              -   (800,000)
                                                     -----   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations                    -    800,000
  Issuance of common stock                               -          1
                                                     -----  ---------
      Net cash provided by financing activities          -    800,001
                                                     -----  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                -      1,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1          -
                                                     -----  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   1  $   1,212
                                                     =====  =========

The accompanying notes are an integral part of the interim financial statements.


                         RBF FINANCE CO.

              NOTES TO INTERIM FINANCIAL STATEMENTS
                           (unaudited)


A)   BUSINESS, INDUSTRY CONDITIONS AND LIQUIDITY

          RBF Finance Co. (the "Company") is a limited purpose Delaware corporation organized on March 19, 1999 solely for the purpose of and limited to issuing secured notes as full recourse obligations of the Company and loaning the proceeds from the sale of the secured notes to R&B Falcon Corporation ("R&B Falcon"). The Company is an affiliate of R&B Falcon through common management, and all of the Company's shares are owned by management and a director of R&B Falcon. On March 26, 1999, the Company issued two series of senior secured notes with an aggregate principal amount of $800.0 million (the "Senior Secured Notes"). The Senior Secured Notes consist of $400.0 million of 11% senior secured notes due 2006 and $400.0 million of 11.375% senior secured notes due 2009. The proceeds from the Senior Secured Notes were then loaned to R&B Falcon. R&B Falcon provides for the administrative costs of the Company. Such administrative costs are not considered material.

          All  of  the Company's future cash flows and  long-term
     obligations are guaranteed by R&B Falcon. The following is a
     description   of   R&B  Falcon's  industry  conditions   and
     liquidity.

          Activity in the contract drilling industry and related oil and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, and demand for drilling services started to recover as well. However, there can be no assurance that demand for drilling rigs and related services will reach utilization and dayrate levels of 1996-1998. To date, while certain markets have improved substantially, taken as a whole, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements,
     6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Continued strength in natural gas prices has recently bolstered this market.

          Changes in demand for exploration and production services can impact R&B Falcon's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from R&B Falcon's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of R&B Falcon's deepwater rigs. While there has been some improvement in utilization and dayrates in certain segments of drilling activity in which R&B Falcon participates since the beginning of 2000, if crude oil and/or gas prices were to decline substantially from current levels, there could be a deterioration in rig utilization and dayrates which could have a material adverse effect on R&B Falcon's liquidity, financial position and results of operations.

           R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 2000 to total approximately $305.0 million. As of June 30, 2000, R&B Falcon had $427.0 million of cash, cash equivalents, cash dedicated to capital projects and short-term investments. Also, in July 2000, R&B Falcon completed the sale of its Gulf of Mexico oil and gas properties for approximately $127.2 million in cash and as a result R&B Falcon received $117.2 million and expects to receive the remaining $10.0 million in August 2000. R&B Falcon no longer expects to sell the Seillean and Iolair.

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

        Loans to R&B Falcon at June 30, 2000 consisted of the following (in thousands):

                     7-year     10-year     Total      Collateral
                    ---------  ---------  ---------    ----------
Loan to R&B Falcon  $ 112,800  $ 112,800  $ 225,600 Deepwater Navigator
Loan to R&B Falcon    104,950    104,950    209,900 Deepwater Millennium
Loan to R&B Falcon     83,000     83,000    166,000 Deepwater Expedition
Loan to R&B Falcon     52,650     52,650    105,300 Falcon 100
Loan to R&B Falcon     14,250     14,250     28,500 Peregrine II
Loan to R&B Falcon     11,000     11,000     22,000 Deepwater Discovery
Loan to R&B Falcon      8,000      8,000     16,000 Peregrine I
Loan to R&B Falcon      5,950      5,950     11,900 W.D. Kent
Loan to R&B Falcon      5,400      5,400     10,800 Falrig 82
Loan to R&B Falcon      2,000      2,000      4,000 Harvey H.Ward
                    ---------  ---------  ---------
  Total             $ 400,000  $ 400,000  $ 800,000
                    =========  =========  =========

C)   LONG-TERM OBLIGATIONS

          Long-term obligations at June 30, 2000 consisted of the following (in thousands):

     11% Senior Secured Notes due March 2006      $ 400,000
     11.375% Senior Secured Notes due March 2009    400,000
                                                  ---------
     Long-term obligations                        $ 800,000
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

          As of June 30, 2000, the Company estimates the fair value of its debt obligations to be $866.5 million.


     The following are the unaudited consolidated financial statements of R&B Falcon as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
R&B Falcon Corporation


     We have reviewed the accompanying consolidated balance sheet of R&B Falcon Corporation (a Delaware corporation) and Subsidiaries as of June 30, 2000, the related consolidated statement of operations for the three and six month periods ended June 30, 2000 and 1999 and the related consolidated statement of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Arthur Andersen LLP

Houston, Texas
July 31, 2000


                      R&B FALCON CORPORATION
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                           (in millions)
                                                  JUNE 30,  DECEMBER 31,
                                                    2000        1999
                                                 --------    ---------
                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents, gross               $   362.4   $   415.5
  Less cash dedicated to capital projects            (67.6)     (160.4)
                                                 ---------   ---------
  Cash and cash equivalents, net                     294.8       255.1
  Short-term investments                              64.6       301.5
  Accounts receivable:
    Trade, net                                       141.5       141.3
    Other                                             50.5        86.0
  Materials and supplies inventory                    69.2        52.6
  Drilling contracts in progress                       5.3        16.7
  Other current assets                                29.8        19.7
                                                 ---------   ---------
    Total current assets                             655.7       872.9
                                                 ---------   ---------
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED INVESTEES                            87.2        82.7
                                                 ---------   ---------
PROPERTY AND EQUIPMENT:
  Drilling                                         4,225.6     4,041.1
  Other                                              270.1       256.1
                                                 ---------   ---------
    Total property and equipment                   4,495.7     4,297.2
  Accumulated depreciation                          (747.3)     (662.0)
                                                 ---------   ---------
    Net property and equipment                     3,748.4     3,635.2
                                                 ---------   ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION             86.7        84.8
                                                 ---------   ---------
DEFERRED CHARGES AND OTHER ASSETS                    170.3       246.3
                                                 ---------   ---------
TOTAL ASSETS                                     $ 4,748.3   $ 4,921.9
                                                 =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Long-term obligations due within one year      $    39.9   $    20.1
  Accounts payable - trade                            61.4       110.7
  Accrued liabilities                                194.6       227.8
                                                 ---------   ---------
    Total current liabilities                        295.9       358.6

LONG-TERM OBLIGATIONS                              2,910.3     2,933.4

OTHER NONCURRENT LIABILITIES                          47.1        39.7

DEFERRED INCOME TAXES                                 12.7        53.2
                                                 ---------   ---------
    Total liabilities                              3,266.0     3,384.9
                                                 ---------   ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                     58.2        56.6
                                                 ---------   ---------
REDEEMABLE PREFERRED STOCK                           302.0       276.0
                                                 ---------   ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value                         1.9         1.9
  Capital in excess of par value                   1,124.9     1,113.4
  Retained earnings                                    1.3        95.9
  Other                                               (6.0)       (6.8)
                                                 ---------   ---------
    Total stockholders' equity                     1,122.1     1,204.4
                                                 ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 4,748.3   $ 4,921.9
                                                 =========   =========

The accompanying notes are an integral part of the interim consolidated financial statements.


                         R&B FALCON CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (in millions except per share amounts)
                              (unaudited)

                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                    -----------------   -----------------
                                     2000       1999      2000      1999
                                    -------   -------   -------   -------
OPERATING REVENUES:
  Deepwater                         $  88.1   $  86.3   $ 158.5   $ 176.5
  Shallow water                        56.7      47.8     101.8     114.6
  Inland water                         32.7      25.9      59.2      56.9
  Engineering services
    and land operations                31.6      66.4      95.2     122.2
  Development                           2.8        .1       4.7        .1
                                    -------   -------   -------   -------
    Total operating revenues          211.9     226.5     419.4     470.3
                                    -------   -------   -------   -------
COSTS AND EXPENSES:
  Deepwater                            47.9      40.0      93.0      83.3
  Shallow water                        41.6      33.3      73.8      81.6
  Inland water                         26.1      28.8      53.5      56.7
  Engineering services
    and land operations                26.5      50.7      77.0      89.0
  Development                           1.2       1.2       2.0       2.2
  Depreciation and amortization        45.0      38.3      89.2      74.8
  General and administrative           15.2      25.1      29.7      40.9
                                    -------   -------   -------   -------
    Total costs and expenses          203.5     217.4     418.2     428.5
                                    -------   -------   -------   -------
OPERATING INCOME                        8.4       9.1       1.2      41.8
                                    -------   -------   -------   -------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    capitalized interest              (50.6)    (43.0)   (102.5)    (71.4)
  Interest income                       7.7      10.3      16.9      14.9
  Income (loss) from equity
    investees plus related
    revenues and expenses              (5.2)      5.7      (8.8)      6.3
  Other, net                             .6       (.1)       .2       (.3)
                                    -------   -------   -------   -------
    Total other income (expense)      (47.5)    (27.1)    (94.2)    (50.5)
                                    -------   -------   -------   -------
LOSS BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY LOSS     (39.1)    (18.0)    (93.0)     (8.7)
                                    -------   -------   -------   -------
INCOME TAX EXPENSE  (BENEFIT):
  Current                              14.7      10.8      12.6      18.6
  Deferred                            (26.0)    (17.2)    (40.5)    (21.7)
                                    -------   -------   -------   -------
    Total income tax
      expense (benefit)               (11.3)     (6.4)    (27.9)     (3.1)
                                    -------   -------   -------   -------
MINORITY INTEREST                      (1.5)     (2.6)     (3.3)     (5.3)
                                    -------   -------   -------   -------
LOSS BEFORE EXTRAORDINARY LOSS        (29.3)    (14.2)    (68.4)    (10.9)
EXTRAORDINARY LOSS,
  NET OF TAX BENEFIT                     -         -         -       (1.7)
                                    -------   -------   -------   -------
NET LOSS                              (29.3)    (14.2)    (68.4)    (12.6)
DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK                      13.3       9.1      26.2       9.1
                                    -------   -------   -------   -------
NET LOSS APPLICABLE
 TO COMMON STOCKHOLDERS             $ (42.6)  $ (23.3)  $ (94.6)  $ (21.7)
                                    =======   =======   =======   =======
NET LOSS PER COMMON SHARE:
  Basic:
    Loss before extraordinary
      loss and after preferred
      stock dividends               $  (.22)  $  (.12)  $  (.49)  $  (.10)
    Extraordinary loss                  -         -         -        (.01)
                                    -------   -------   -------   -------
      Net loss                      $  (.22)  $  (.12)  $  (.49)  $  (.11)
                                    =======   =======   =======   =======
  Diluted:
    Loss before extraordinary
      loss and after preferred
      stock dividends               $  (.22)  $  (.12)  $  (.49)  $  (.10)
    Extraordinary loss                  -         -         -        (.01)
                                    -------   -------   -------   -------
        Net loss                    $  (.22)  $  (.12)  $  (.49)  $  (.11)
                                    =======   =======   =======   =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                               193.5     192.6     193.2     192.5
                                    =======   =======   =======   =======
  Diluted                             193.5     192.6     193.2     192.5
                                    =======   =======   =======   =======

The accompanying notes are an integral part of the interim consolidated financial statements.


                        R&B FALCON CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in millions)(unaudited)

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                                   -----------------
                                                     2000      1999
                                                   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $ (68.4)  $ (12.6)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                      89.2      74.8
   Deferred income taxes                             (40.5)    (22.4)
   Loss (gain) on dispositions of
     property and equipment                            1.7      (4.9)
   Recognition of deferred expenses                   10.0       5.8
   Deferred compensation                               1.7       3.4
   (Income) loss from equity investees
     plus related revenues and expenses                8.8      (6.3)
   Minority interest in income of
     consolidated subsidiaries                         3.3       5.3
   Extraordinary loss from extinguishment
     of debt, net of tax benefit                       -         1.7
   Changes in assets and liabilities:
     Accounts receivable, net                         35.3      65.5
     Materials and supplies inventory                (14.1)     (7.7)
     Drilling contracts in progress                   11.3       2.8
     Deferred charges and other assets               (38.0)    (23.0)
     Accounts payable - trade                        (51.8)      9.5
     Accrued liabilities                             (36.5)    (10.7)
     Accrued interest                                  1.5      30.4
     Income taxes                                     (1.2)      4.7
     Other, net                                        5.8        .6
                                                   -------   -------
       Net cash (used in) provided by
         operating activities                        (81.9)    116.9
                                                   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions of property and equipment                 .2       5.7
 Purchases of property and equipment                (202.2)   (442.0)
 Decrease in cash dedicated to capital projects       92.8       -
 Sale (purchase) of short-term investments           236.9    (175.7)
 Increase in investments in and advances
   to unconsolidated investees                       (13.2)   (156.7)
                                                   -------   -------
     Net cash provided by (used in)
       investing activities                          114.5    (768.7)
                                                   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments on revolving credit facilities            -     (150.0)
 Net payments on short-term obligations                 -     (123.4)
 Proceeds from long-term obligations                    -    1,000.0
 Net proceeds from issuance of preferred stock          -      288.8
 Principal payments on long-term obligations          (3.3)     (8.2)
 Distribution to minority shareholders of
  consolidated subsidiaries, net of contributions     (1.7)    (27.6)
 Exercise of stock options                             9.9        -
 Exercise of warrants                                  2.3        -
 Other                                                 (.1)       .4
                                                   -------   -------
     Net cash provided by financing activities         7.1     980.0
                                                   -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS             39.7     328.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     255.1     177.4
                                                   -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 294.8   $ 505.6
                                                   =======   =======
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest       $ 132.5   $  74.3
  Income taxes paid                                $  20.7   $  13.7
  Purchase of property and equipment in
    exchange for debt or equity                    $   2.5   $   9.2

The accompanying notes are an integral part of the interim consolidated financial statements.


                     R&B FALCON CORPORATION
                        AND SUBSIDIARIES

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

A)   SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - At June 30, 2000, $37.9 million of cash and cash equivalents related to the Company's majority-owned subsidiary Arcade Drilling AS ("Arcade"). Arcade's cash and cash equivalents are available to Arcade for all purposes subject to restrictions under the Standstill Agreement dated as of August 31, 1991. Such restrictions preclude the Company from borrowing any cash from Arcade.

          In the third quarter of 1999, the Company completed the project financing for the Deepwater Nautilus and the Deepwater Frontier (in which the Company has a 60% interest) and as a result $67.6 million of the Company's cash at June 30, 2000 was restricted as to use. Such amount consists of $17.6 million related to the financing of the Deepwater Nautilus and will be used for certain principal and interest payments. The remaining $50.0 million relates to the financing for the construction of the Deepwater Frontier which collateralizes a five year standby letter of credit that the Company was required to secure for the limited liability company to obtain such financing. As a result of the above, the cash dedicated to these capital projects has been reclassified to Other Assets.

          PROPERTY AND EQUIPMENT - On June 30, 2000, the Company completed a series of refinancing transactions on the Deepwater Nautilus which resulted in the Company receiving $13.0 million, which has been recorded as a reduction of the Deepwater Nautilus' cost, and the Company has the potential to receive an additional $19.0 million over the next 20 years.

          GOODWILL - Goodwill was recorded as a result of the purchase of Cliffs Drilling Company ("Cliffs Drilling") in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of a previously unrecognized income tax contingency incurred by Cliffs Drilling prior to December 1998. For the three months ended June 30, 2000 and 1999 amortization of goodwill was $.6 million and $.5 million, respectively. For the six months ended June 30, 2000 and 1999 amortization of goodwill was $1.1 million and $.9 million, respectively.

          CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction and significant upgrades of its marine equipment as a cost of such assets. Interest capitalized for the three months ended June 30, 2000 and 1999 was $18.4 million and $21.4 million, respectively. Interest capitalized for the six months ended June 30, 2000 and 1999 was $35.6 million and $36.0 million, respectively. Interest capitalized is included as a reduction of interest expense in the Consolidated Statement of Operations.

          EXTRAORDINARY LOSS - In the first quarter of 1999, the Company incurred an extraordinary loss of $1.7 million, net of a tax benefit of $.9 million, due to the early extinguishment of debt obligations. Such loss consisted of the write-off of unamortized debt issuance costs.

          NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 has been amended allowing the Company to extend its implementation of SAB 101 until the fourth quarter of 2000. The Company is currently reviewing its accounting practices and if any necessary adjustments are needed to comply, such adjustments will be made in the fourth quarter of 2000.

          RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net loss or the overall financial condition of the Company.

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

          The Falcon 100, Deepwater Navigator and Deepwater Expedition were completed later than the required commencement dates under the drilling contracts for such rigs and at costs significantly in excess of original estimates. The customers for the Falcon 100 and Deepwater Navigator cancelled the drilling contracts for such rigs based on the rigs not being delivered on time. The Company does not believe that Petrobras, the customer for the Falcon 100, had the right to cancel such contract. The Company is continuing to review its rights with respect to termination of the contract. The Company has received a six-month drilling contract from another customer for the Falcon 100 to commence drilling in the third quarter of 2000. Also, the Company has received a three-year drilling contract from Petrobras for the use of the Deepwater Navigator offshore Brazil. Petrobras, the customer for the Deepwater Expedition, did not cancel its drilling contract and the Company has received a notice of claims amounting in the aggregate of $9.6 million and R$1.1 million in penalties under the contracts for delay in commencement of operations, and the Company is contesting same. If late penalties are imposed on the Deepwater Expedition, such amounts will be capitalized and amortized over the term of the initial drilling contract, subject to a determination of realizability.

          In 1998, the Company cancelled four drillship conversion projects in which the Company had purchased or committed to purchase drilling equipment for such projects. The Company had expected to use some of the surplus equipment on other construction and/or upgrade projects and to maintain the balance as inventory. A majority of the equipment originally ordered was directed to other construction projects. As of June 30, 2000, the Company had approximately $55.3 million remaining of such surplus drilling equipment. The Company is continually reviewing the value and utility of such equipment and if in the future it is determined the Company cannot realize the recorded value of the surplus equipment, the Company could incur additional write-offs or write-downs of such equipment.

          In April 1998, Cliffs Drilling entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA.

          LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly-owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly-owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the
     purchasing   joint  venture.  On  October  31,   1990,   SCW
     Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company, Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50.0 million and punitive damages of $50.0 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company continues to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

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

          In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against Cliffs Drilling, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of Cliffs Drilling; however, the insurers and underwriters have denied coverage. Cliffs Drilling has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time Cliffs Drilling and the Company believe adequate reserves have been established to protect the interests of Cliffs Drilling and the Company in this matter.

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

C)   SEGMENT INFORMATION

          Segment information for the three and six month periods ended June 30, 2000 and 1999 is as follows (in millions):

                             Three Months Ended  Six Months Ended
                                  June 30,           June 30,
                              ----------------   ----------------
                                2000     1999      2000     1999
                              -------  -------   -------  -------
Operating revenues by segment:
 Deepwater                    $  88.1  $  86.3   $ 158.8  $ 176.5
 Shallow water                   57.0     49.2     104.5    116.5
 Inland water                    35.7     25.9      63.6     56.9
 Engineering services
   and land operations           31.8     66.4      95.4    122.2
 Development                      2.8       .1       4.7       .1
 Intersegment eliminations       (3.5)    (1.4)     (7.6)    (1.9)
                               ------   ------    ------  -------
   Total operating revenues   $ 211.9  $ 226.5   $ 419.4  $ 470.3
                              =======  =======   =======  =======

Operating income (loss) by segment:
 Deepwater                    $  20.9  $  32.6   $  27.2  $  66.5
 Shallow water                     .4      (.2)     (1.3)     4.5
 Inland water                     1.3     (9.8)     (5.2)   (13.6)
 Engineering services
   and land operations            1.9     13.6      11.9     29.2
 Development                       .1     (1.2)       .8     (2.3)
 Other and eliminations            .4       .1        .4       .2
                              -------  -------    ------  -------
                                 25.0     35.1      33.8     84.5
 Unallocated depreciation
   and amortization              (1.4)     (.9)     (2.9)    (1.8)
 Unallocated general
   and administrative           (15.2)   (25.1)    (29.7)   (40.9)
                              -------  -------   -------  -------
    Operating income          $   8.4  $   9.1   $   1.2  $  41.8
                              =======  =======   =======  =======

          For  the  three  months ended June 30, 2000  and  1999,
     revenues from PDVSA Exploration and Production of $11.6 million ($11.3 million reported in the engineering services and land operations segment and $.3 million reported in the inland water segment) and $42.9 million ($38.7 million reported in the engineering services and land operations segment and $4.2 million reported in the inland water segment), respectively, accounted for 5.5% and 18.9%, respectively, of the Company's consolidated operating revenues. For the six months ended June 30, 2000 and 1999, revenues from PDVSA Exploration and Production of $44.1 million ($43.2 million reported in the engineering services and land operations segment and $.9 million reported in the inland water segment) and $90.9 million ($82.0 million reported in the engineering services and land operations segment and $8.9 million reported in the inland water segment), respectively, accounted for 10.5% and 19.3%, respectively, of the Company's consolidated operating revenues.

          Total assets by segment were as follows (in millions):

                                    June 30,  December 31,
                                      2000       1999
                                   ---------  ---------
      Deepwater                    $ 2,858.8  $ 2,942.5
      Shallow water                  1,193.4    1,263.5
      Inland water                     355.3      227.7
      Engineering services
        and land operations            107.2      172.5
      Development                       56.7       49.5
      Corporate                        176.9      266.2
                                   ---------  ---------
       Total                       $ 4,748.3  $ 4,921.9
                                   =========  =========

D)   EARNINGS PER SHARE

          The following table summarizes the basic and diluted per share computations for loss before extraordinary loss and after preferred stock dividends for the three and six month periods ended June 30, 2000 and 1999 (in millions except per share amounts):

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                           ----------------  ----------------
                                             2000     1999     2000     1999
                                           -------  -------  -------  -------
Numerator:
Loss before extraordinary loss             $ (29.3) $ (14.2) $ (68.4) $ (10.9)
Dividends and accretion on preferred stock   (13.3)    (9.1)   (26.2)    (9.1)
                                           -------  -------  -------  -------
Loss before extraordinary loss and
  after preferred stock dividends
  - basic and diluted                      $ (42.6) $ (23.3) $ (94.6) $ (20.0)
                                           =======  =======  =======  =======
Denominator:
Weighted average common shares
  outstanding - basic and diluted            193.5    192.6    193.2    192.5
                                           =======  =======  =======  =======
Earnings per share:
Loss before extraordinary loss
  and after preferred stock dividends:
    Basic                                  $  (.22) $  (.12) $  (.49) $  (.10)
    Diluted                                $  (.22) $  (.12) $  (.49) $  (.10)

E)   STOCK AWARDS

          During the first six months of 2000, the Company granted stock options, with respect to the Company's common stock, of approximately 2,474,381 shares to executive officers and certain employees of the Company and approximately 115,000 shares to non-employee members of the board of directors. Such options vest at varying times from six months to three years and were granted at prices ranging from $12.469 to $20.625 per share (the market price on the date of grants). All such options expire ten years from the date of grant. Also in the first quarter of 2000, restricted stock awards with respect to 137,350 shares were granted to certain employees of the Company. Such shares awarded are restricted as to transfer until fully vested four years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and will be expensed ratably over the period during which the shares vest.

F)   SUBSEQUENT EVENTS

          In July 2000, the Company's wholly-owned subsidiary R&B Falcon Subsea Development Inc. and its majority-owned subsidiary Reading & Bates Development Co. ("Devco") sold their Gulf of Mexico oil and gas properties to Enterprise Oil for approximately $127.2 million in cash. The Company expects to record a pre-tax gain of approximately $65-$70 million in the third quarter of 2000 from the sale of such oil and gas properties. Approximately 13.6% of Devco is owned by minority shareholders, including directors and employees of the Company and Devco. Net proceeds to the Company are impacted accordingly by sales of Devco properties.

          Also in the third quarter of 2000, the Company expects to complete the sale of its 38.6% ownership interest in Navis ASA for approximately $83.0 million. Navis ASA is a Norwegian public company which owns the dynamically positioned drillship, Navis Explorer I.



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

Results of Operations

     The Company's results of operations for the six months ended June 30, 2000 and for the period from inception (March 19, 1999) to June 30, 1999 consists of interest and commitment fee revenues from the loans to R&B Falcon offset by interest expense on the Senior Secured Notes. Interest income and interest expense increased for the six months ended June 30, 2000 as compared to the same period in 1999 as a result of the Company issuing the Senior Secured Notes and loans to R&B Falcon in the latter part of March 1999.

     The Company's results of operations for the three month periods ended June 30, 2000 and 1999 consists of interest and commitment fee revenues from the loans to R&B Falcon offset by interest expense on the Senior Secured Notes.

Liquidity And Capital Resources

     Cash Flows

     Cash flows from operating activities are the result of interest income from R&B Falcon offset by interest expense to the holders of the Senior Secured Notes.

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

     Activity  in the contract drilling industry and related  oil  and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, and demand for drilling services started to recover as well. However, there can be no assurance that demand for drilling rigs and related services will reach utilization and dayrate levels of 1996-1998. To date, while certain markets have improved substantially, taken as a whole, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements,
6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Continued strength in natural gas prices has recently bolstered this market.

     Changes in demand for exploration and production services can impact R&B Falcon's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from R&B Falcon's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Management believes such decline in demand also contributed to terminated or renegotiated contracts for certain of R&B Falcon's deepwater rigs. While there has been some improvement in utilization and dayrates in certain segments of drilling activity in which R&B Falcon participates since the beginning of 2000, if crude oil and/or gas prices were to decline substantially from current levels, there could be a deterioration in rig utilization and dayrates which could have a material adverse effect on R&B Falcon's liquidity, financial position and results of operations.

     R&B Falcon has substantially completed or is currently constructing or significantly upgrading nine deepwater drilling rigs. R&B Falcon estimates its capital expenditure commitments on these projects and its other routine capital expenditures for the remainder of 2000 to total approximately $305.0 million. As of June 30, 2000, R&B Falcon had $427.0 million of cash, cash equivalents, cash dedicated to capital projects and short-term investments. Also, in July 2000, R&B Falcon completed the sale of its Gulf of Mexico oil and gas properties for approximately $127.2 million in cash and as a result R&B Falcon received $117.2 million and expects receive the remaining $10.0 million in August 2000. R&B Falcon no longer expects to sell the Seillean and Iolair.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates with respect to its debt obligations. The Company's debt obligations as of June 30, 2000 consist of $400.0 million at a fixed rate of 11% due March
2006 and $400.0 million at a fixed rate of 11.375% due March 2009. The estimated fair value of both debt obligations at June 30, 2000 was $866.5 million.


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

 (b)  Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the three months ended June 30, 2000.



                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                RBF FINANCE CO.



Date:  August 11, 2000          By  /s/T. W. Nagle
                                   -----------------------
                                   T. W. Nagle
                                   Vice President and Treasurer
                                   (Principal Accounting and
                                   Financial Officer)